Form 10QSB
period 1996-03-31
BLIMPIE INTERNATIONAL INC
filed 1996-05-03
CIK 895477

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549


                                       FORM 10-QSB

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Quarterly Period Ended March 31, 1996

                                  OR

     / / Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from             to



                             COMMISSION FILE NUMBER 0-21036


                               BLIMPIE INTERNATIONAL, INC.
           (Exact name of small business issuer as specified in its charter)

                                      New Jersey
             (State or Other Jurisdiction of Incorporation or Organization)

                          740 Broadway, New York, NY  10003
                 (Address and Zip Code of Principal Executive Offices)

                                      13-2908793
                          (IRS Employer Identification No.)

                                   (212) 673-5900
                             (Issuer's Telephone Number)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /X/      No

          There were 9,480,676 shares of the registrant's common stock outstanding as of May 2, 1996.

Financial Statements

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       March 31       June 30
                                                           1996          1995
                                                     (Unaudited)
                               ASSETS
Current
  Cash and cash equivalents                        $  4,132,252  $  3,922,173
  Investments                                         4,715,389     2,197,793
  Accounts receivable, less allowance
    for doubtful accounts                             1,366,161       692,846
  Prepaid expenses and other current assets             826,049       630,302
  Current portion of notes receivable                   507,548       583,205
                                                     ----------    ----------
Total Current Assets                                 11,547,399     8,026,319
                                                     ----------    ----------
Property, Plant, Equipment -
    at cost(less accumulated depreciation)              944,767       692,579
Other Assets
  Notes receivable, less allowance
    for doubtful accounts and current portion         1,591,676     1,983,594
  Investments                                         6,729,191     4,193,499
  Deferred income taxes                                  88,549        88,549
  Other                                                 665,727       266,965
                                                     ----------    ----------
Total Other Assets                                    9,075,143     6,532,607
                                                     ----------    ----------
                                                   $ 21,567,309  $ 15,251,505
                                                     ==========    ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Accounts payable                                 $  2,786,217  $  3,667,481
  Current portion of long-term debt                       8,916         6,063
  Income taxes payable                                  951,753       831,716
  Deferred income taxes payable                          52,549        52,549
  Other current liabilities                             897,381       734,962
                                                     ----------    ----------
Total Current Liabilities                             4,696,816     5,292,771
                                                     ----------    ----------
Deferred Revenue                                      1,905,272     2,638,019
Long-Term Debt, less current portion                      5,317        12,738
Commitments and Contingencies                               -             -

Shareholders' Equity
  Common stock, par value $.01 - authorized
    20,000,000 shares; issued and outstanding
    9,480,676 and 8,576,126 respectively                 94,807        85,761
  Additional paid-in capital                          7,702,062     2,837,640
  Retained earnings                                   7,423,915     4,659,788
  Net unrealized loss on marketable securities           (7,206)      (17,532)
                                                     ----------    ----------
                                                     15,213,578     7,565,657
  Less:  Subscriptions receivable                       253,674       257,680
                                                     ----------    ----------
Total Shareholders' Equity                           14,959,904     7,307,977
                                                     ----------    ----------
                                                   $ 21,567,309  $ 15,251,505
                                                     ==========    ==========
See accompanying notes to consolidated financial statements

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                              Three Months Ended          Nine Months Ended
                                   March 31                   March 31
                              1996          1995          1996         1995
Revenues
  Continuing fees         $ 3,025,045  $ 2,095,286   $ 8,841,787  $ 6,121,558
  Subfranchisor fees
   and sale of franchises   2,039,743    1,217,597     5,264,185    3,414,189
  Store equipment sales     3,491,745    2,985,649    10,297,726    7,913,294
  Management fees and
   other income               373,359      360,380       871,815      755,484
  Interest income             340,359      156,487       769,353      416,339
                           ----------   ----------    ----------   ----------
                            9,270,251    6,815,399    26,044,866   18,620,864
                           ----------   ----------    ----------   ----------
Expenses
  Subfranchisors' share of
   franchise and
   continuing fees          2,023,829    1,290,723     5,606,657    3,610,318
  Store equipment cost of
   sales                    2,969,053    2,582,411     9,005,610    7,026,347
  Selling, general and
   administrative expenses  2,260,336    1,920,841     6,468,631    5,173,524
  Interest expense                654        1,035         2,280        2,981
                           ----------   ----------    ----------   ----------
                            7,253,872    5,795,010    21,083,178   15,813,170
                           ----------   ----------    ----------   ----------
Income before income taxes  2,016,379    1,020,389     4,961,688    2,807,694
                           ----------   ----------    ----------   ----------
Income taxes                  769,000      385,000     1,914,000    1,090,000
                           ----------   ----------    ----------   ----------
Net income                $ 1,247,379  $   635,389   $ 3,047,688  $ 1,717,694
                           ==========   ==========    ==========   ==========

Primary earnings per share    $0.13        $0.07         $0.33        $0.20
                              =====        =====         =====        =====
Fully diluted earnings per
 share                        $0.13        $0.07         $0.31        $0.20
                              =====        =====         =====        =====




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 1996(Unaudited)

                     Common Stock    Additional
                    Shares            paid-in   Retained  Unrealized
                 Outstanding  Amount  capital   earnings   holding
                                                            loss        Total
Balance-June 30,
 1995            8,576,126  $85,761 $2,837,640 $4,659,788 $(17,532)  $7,565,657
 Incentive stock
  granted/stock
  options
  exercised         17,050      171    139,887      -         -         140,058
 Canadian
  trademark stock
  issuance          25,000      250    271,625      -         -         271,875
 Stock offering    862,500    8,625  4,452,910      -         -       4,461,535
 Net income           -         -        -      3,047,688     -       3,047,688
 Dividends paid       -         -        -       (283,561)    -        (283,561)
 Net unrealized
  gain/loss on
  marketable
  securities          -         -        -          -      10,326        10,326
                 ---------   ------  ---------  ---------  ------    ----------
Balance-March 31,
 1996            9,480,676  $94,807 $7,702,062 $7,423,915 $(7,206)  $15,213,578
                 =========   ======  =========  =========  ======    ==========
See accompanying notes to consolidated financial statements

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

                                                   Nine months ended March 31
                                                          1996           1995
Cash Flows From Operating Activities
  Net income                                       $ 3,047,688    $ 1,717,694
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                    148,714         88,396
      Incentive stock granted                          136,059         93,062
      Decrease (increase) in:
        Accounts receivable                           (673,315)      (426,041)
        Prepaid expenses and other current
         assets                                       (195,747)        11,103
        Other assets                                  (126,887)       (42,158)
        Notes receivable                               467,575        396,632
      Increase (decrease) in:
        Accounts payable                              (881,264)       753,444
        Income taxes payable                           120,037        222,851
        Other current liabilities                      162,419        251,356
        Deferred income                               (732,747)        46,127
                                                    ----------     ----------
Net cash provided by operating activities            1,472,532      3,112,466

Cash Flows From Investing Activities
  Reinvested dividends                                  (8,773)        (8,962)
  Purchase of held-to-maturity securities           (6,782,929)    (3,562,933)
  Proceeds from matures of held-to-maturity
   securities                                        1,776,127      1,296,825
  Purchase of available-for-sale securities            (27,388)          -
  Acquisition of property, plant and equipment        (400,902)      (329,737)
                                                    ----------     ----------
Net cash used in investing activities               (5,443,865)    (2,604,807)

Cash Flows From Financing Activities
  Proceeds from stock offering                       4,461,535           -
  Proceeds from stock options exercised                  4,000          4,875
  Collections of officer notes receivable for
   stock purchase                                        4,006          4,226
  Cash dividends paid                                 (283,561)      (214,296)
  Repayment of long-term debt                           (4,568)        (3,854)
                                                    ----------     ----------
Net cash provided by (used in) financing activities  4,181,412       (209,049)
                                                    ----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents   210,079        298,610

Cash and Cash Equivalents, at beginning of year      3,922,173      3,225,577
                                                    ----------     ----------
Cash and Cash Equivalents, at end of period        $ 4,132,252    $ 3,524,187
                                                    ==========     ==========
Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest                                       $     2,280    $     2,981
    Income taxes                                     1,793,963        867,149

Noncash investing and financing activities:
  Net unrealized gain (loss) on marketable
   securities                                      $    10,326    $    33,568
  Canadian trademark stock issuance                    271,875           -

See accompanying notes to consolidated financial statements

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Nine Months Ended March 31, 1996 (Unaudited)

The unaudited interim financial statements should be read in conjunction with the Company's annual report on Form 10KSB for the year ended June 30, 1995.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations, changes in shareholders' equity, and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report, except as follows:

Commitments and Contingencies

On October 1, 1995 the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party (the "claimant") who had filed trademark registration documents seeking Canadian trademark protection for the word "Blimpie" prior to the time the Company made such filings in Canada. Pursuant to the agreement, the Company acquired all rights held by the claimant in said Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's common stock at the rate of 25,000 shares per year. Issuance of future installments of such shares is subject to claimant's ongoing compliance with various conditions specified in the agreement. The first 25,000 shares of common stock were issued at closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           NINE MONTHS ENDED MARCH 31, 1996 AS COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1995

The Company's net income increased 77% from $1,717,694 for the nine months ended March 31, 1995 to $3,047,688 for the nine months ended March 31, 1996. The Company's fully diluted earnings per share increased 55% from $.20 per share for the nine months ended March 31, 1995 to $.31 per share for the nine months ended March 31, 1996, and the Company's primary earnings per share increased 65% from $.20 per share to $.33 per share in the same periods. Such increases are attributable to the increases discussed below in continuing fees, store equipment sales, and interest income.

The Company's continuing fees increased 44% from $6,121,558 for the nine months ended March 31, 1995 to $8,841,787 for the nine months ended March 31, 1996. During those respective periods, revenues from the granting of franchises and subfranchises increased 54% from $3,414,189 to $5,264,185 and the subfranchisors' share of such franchise and continuing fees increased 55% from $3,610,318 to $5,606,657. These increases are directly attributable to the greater number of franchised outlets that were opened and the deferred revenue recognized from franchise and subfranchise fees. The Company granted
7 domestic subfranchises, 3 international subfranchises, and granted expansions to 8 existing domestic subfranchises, during the nine months ended March 31, 1996. During the comparable period in 1995, the Company granted
14 domestic subfranchises, 0 international subfranchises, and 7 expansions to domestic subfranchisors.

The Company's store equipment sales increased 30% from $7,913,294 for the nine months ended March 31, 1995 to $10,297,726 for the nine months ended March 31, 1996. During such respective periods, the cost of acquisition of store equipment increased 28% from $7,026,347 to $9,005,610. These increases were attributable to the 9% increase in orders processed by the Company's equipment sales department (due to the greater number of Blimpie franchised outlets under construction during the latter period) from 695 orders processed during the nine months ended March 31, 1995 to 755 orders processed during the nine months ended March 31, 1996.

The Company's management fees and other income increased 15% from $755,484 in the nine months ended March 31, 1995 to $871,815 in the nine months ended March 31, 1996. This was the result of increases in the compensation received by the Company for providing operational, marketing and staff support to various subfranchisors.

As a result of the availability of greater amounts of funds for investment and the greater interest collected on notes receivable, the Company's interest income increased 85% from $416,339 for the nine months ended March 31, 1995 to $769,353 for the nine months ended March 31, 1996.

The Company's selling, general and administrative expenses rose 25% from $5,173,524 for the nine months ended March 31, 1995 to $6,468,631 for the nine months ended March 31, 1996. Such increases are attributed to the continued expansion of the Company's work force and increases in office and travel expenses incurred in order to provide support services to the increasing number of subfranchisors and franchisees.

The Company's effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.6% and 38.8% for the nine months ended March 31, 1996 and 1995, respectively.

The Company's Investments under Current Assets increased 115% from $2,197,793 at June 30, 1995 to $4,715,389 at March 31, 1996. Investments under Other Assets increased 60% from $4,193,499 at June 30, 1995 to $6,729,191 at March 31, 1996. The overall increase in investments was a direct result of the cash available from the common stock offering hereinbelow discussed, and the Company's profitability.

The Company's current accounts receivable, less allowance for doubtful accounts, increased 97% from $692,846 at June 30, 1995 to $1,366,161 at March 31, 1996.
The Company's current portion of notes receivable decreased 13% from $583,205 at June 30, 1995 to $507,548 at March 31, 1996. The non-current portion of notes receivable, less allowance for doubtful accounts, decreased 20% from $1,983,594 at June 30, 1995 to $1,591,676 at March 31, 1996. Deferred revenue decreased 28% from $2,638,019 at June 30, 1995 to $1,905,272 at March 31, 1996.
Said increase was the direct result of a policy the Company implemented during fiscal 1995, of issuing annual renewable subfranchise agreements requiring current payment of license fees. Prior to implementation of such policy, the Company issued multi-year subfranchise agreements which provided for deferred payment of license fees over two or more years. The new policy eliminated the long term notes and the recognition of the deferred revenue associated with such multi-year agreements. The decreases were a direct result of the subfranchisors' compliance with the payment obligations owed by them to the Company and the recognition of deferred revenue for territories purchased prior to the policy change.

The Company's prepaid expenses and other current assets increased 31% from $630,302 at June 30, 1995 to $826,049 at March 31, 1996. This increase was the direct result of management's decision to purchase equipment in bulk at a substantial savings and the Company's store equipment department selling this equipment to its franchisees as orders are received.

The Company's property, plant and equipment increased 36% from $692,579 at June 30, 1995 to $944,767 at March 31, 1996. This increase resulted from the Company's modernization and computerization of its offices.

The Company's other non-current assets increased 149% from $266,965 at June 30, 1995 to $665,727 at March 31, 1996. This increase was the result of the issuance, at fair market value, of a block of the Company's unregistered common stock in connection with the purchase of rights claimed by a third party to certain Blimpie trademarks in Canada. These increases were also attributable to the accumulation of the cash surrender values of life insurance policies on the lives of certain executive officers, and organizational costs of newly formed leasing subsidiaries.

The Company's accounts payable decreased 24% from $3,667,481 at June 30, 1995 to $2,786,217 at March 31, 1996. This decrease is the result of the greater number of cash on delivery transactions, as opposed to extended payment terms, and the Company's utilization of cash received to pay equipment vendors on a current basis.

The Company's other current liabilities increased 22% from $734,962 at June 30, 1995 to $897,381 at March 31, 1996. This increase is the result of the accrual of funds for the Company's franchisee convention and the accrual of funds to pay fiscal year end 1996 bonuses to employees.

The Company has almost reached its goal of saturating the United States with subfranchises, inasmuch as 90% of the major U.S. markets have been awarded to subfranchisors. As a result, the Company expects to be awarding fewer domestic subfranchises in the future, and it anticipates that the initial franchise fees which it will derive from such grants may be smaller than the initial fees paid with respect to previously granted subfranchises. During the nine months ended March 31, 1996, the Company granted 7 domestic subfranchises covering the territories of Northeast Tennessee, Central California, Southern Florida, Northern Wyoming, Northern Florida,
Milwaukee and Southwest Florida, and received in connection therewith initial subfranchise fees aggregating $410,939. Such subfranchises provide for five annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $129,534. By comparison, during the nine months ended March 31, 1995, the Company granted 14 domestic subfranchises and received initial subfranchise fees aggregating $1,098,952 in cash, and $259,014 in principal amount of long term notes. In addition, during the nine months ended March 31, 1996, the Company received $376,201 in principal payments on long term notes due from existing subfranchisors as compared to $595,334 for the nine months ended March 31, 1995. In connection with a goal set by the Company at the beginning of fiscal 1996 to achieve 5,000 individual operating Blimpie franchise outlets in the year 2000, many of the Company's subfranchisors have begun to expand the introduction of individual Blimpie franchised outlets within and beyond the major population centers located in their territories. The Company believes that such expansion will generate additional subfranchise fees and individual Blimpie outlet growth, as subfranchisors continue to renew their subfranchise agreements with the Company. The Company further believes that such expansion by its domestic subfranchisors will also generate increases in franchise fees and continuing fees. However, no assurances can be given that such subfranchisor expansion activity will continue, or if it does, that it will result in material increments in revenues. During the nine months ended March 31, 1996, 8 domestic subfranchisors expanded and the Company received $86,814 in initial subfranchise fees in connection therewith. If all renewal term options on such expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $64,371. By comparison during the nine months ended March 31, 1995, 7 domestic subfranchisor expanded and the Company received $141,535 in initial subfranchise fees.

Having substantially achieved its goal of saturating the domestic market with subfranchises, the Company placed greater emphasis on its prospects in the international market during fiscal 1995, and consummated its first joint venture for the establishment of Blimpie outlets in Sweden in June, 1995. Currently there are 3 Blimpie outlets opened for business in Sweden and the first Blimpie outlet opened in Spain on March 25, 1996. The Company plans to aggressively pursue its subfranchisor program internationally to mirror the success it has achieved in the United States. During the nine months ended March 31, 1996, the Company granted 3 international subfranchises for Spain, United Kingdom and Egypt. These grants generated $313,732 in initial subfranchise fees and provide for lump sum payments of $622,150 during the fiscal year ending June 30, 1996, $100,000 during the fiscal year ending June 30, 1997, and $87,000 during the fiscal year ending June 30, 1998.

During the nine months ended March 31, 1996, 360 domestic Blimpie franchise outlets opened (135 traditional outlets and 225 new concept outlets) in the following areas: Alabama (6); Alaska (1); Arizona (7); Arkansas (3); California
(11); Colorado (7); Connecticut (3); Florida (30); Georgia (16); Hawaii (2); Idaho (6); Illinois (10); Indiana (14); Iowa (13); Kansas (4); Kentucky (10);

Louisiana (7); Massachusetts (2); Michigan (11); Minnesota (6); Mississippi
(2); Missouri (17); Montana (2); Nebraska (9); Nevada (11); New Jersey (6);
New Mexico (2); New York (7); North Carolina (16); North Dakota (1); Ohio (14); Oklahoma (2); Oregon (2); Pennsylvania (6); Rhode Island (2); South Carolina
(12); South Dakota (1); Tennessee (19); Texas (43); Utah (2); Washington (5); West Virginia (7); and Wisconsin (3). By comparison during the nine months ended March 31, 1995, 255 Blimpie franchise outlets opened (103 traditional outlets and 152 new concept outlets). During the nine months ended March 31, 1996, 4 international Blimpie franchise outlets opened (1 traditional outlet and 3 new concept outlets) in the following areas: Spain (1); and Sweden (3). During the nine months ended March 31, 1996, 52 Blimpie franchise outlets closed (42 traditional outlets and 10 new concept outlets) in the following states: Arizona (2); California (3); Connecticut (2); Florida (3); Georgia (4); Idaho(1); Illinois (4); Indiana (3); Iowa (2); Kansas (2); Louisiana (1); Massachusetts (1); Michigan (2); Missouri (1); Nevada (2); New York (5); Ohio
(2); Oregon (1); South Carolina (3); South Dakota (1); and Texas (7). By comparison, during the nine months ended March 31, 1995, 68 Blimpie franchise outlets closed (45 traditional outlets and 23 new concept outlets). During the nine months ended March 31, 1996, 4 closed Blimpie franchise outlets reopened in: Michigan (1); Ohio (1); Pennsylvania (1); and Washington (1). By comparison, during the nine months ended March 31, 1995, 10 closed Blimpie outlets reopened.

During the nine months ended March 31, 1996, the Company received $2,771,745 from the granting of 499 domestic individual outlet franchises (153 traditional franchises and 346 new concept franchises) in the following areas: Alabama
(4); Alaska (1); Arizona (10); Arkansas (2); California (28); Colorado (3); Connecticut (2); Florida (33); Georgia (15); Hawaii (2); Idaho (3); Illinois
(12); Indiana (19); Iowa (14); Kansas (10); Kentucky (14); Louisiana (10); Massachusetts (3); Michigan (14); Minnesota (5); Mississippi (4); Missouri
(21); Montana (1); Nebraska (10); Nevada (6); New Jersey (7); New Mexico (13); New York (19); North Carolina (38); Ohio (11); Oklahoma (3); Oregon (3); Pennsylvania (15); Rhode Island (3); South Carolina (16); Tennessee (15); Texas
(65); Utah (4); Washington (8); West Virginia (18); Wisconsin (11); and Wyoming
(4). By comparison during the nine months ended March 31, 1995, the Company received $3,307,544 from the granting of 559 individual outlet franchises (174 traditional franchises and 385 new concept franchises). During the nine months ended March 31, 1996, the Company received $0 from the granting of 4 international individual outlet franchises (1 traditional franchise and 3 new concept franchises) in the following areas: Spain (1); and Sweden (3).


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1996, the Company did not incur any material capital commitments and it does not anticipate that it will incur a commitment of that nature during the remainder of the fiscal year ending June 30, 1996. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at March 31, 1996 was in excess of 2.46:1 and the aggregate amount of cash and cash equivalents available to the Company at that date was, and it continues to be, sufficient in the opinion of the Company's management, to fund all of the Company's operations for the next 12 months through its internally generated funds. The Company does not maintain a credit facility with any financial institution.


On August 11, 1995, the Company completed the issuance of an additional 862,500 shares of its common stock at $6.125 per share in a public offering. Proceeds from the offering, net of commissions and other related expenses totaling $793,588, were $4,489,225. These proceeds are being used to provide equipment lease and purchase financing to Blimpie franchises, expansion of operations to domestic and international markets and development of Blimpie branded products for sale in supermarkets and retail locations.

           BLIMPIE RESTAURANT LOCATIONS AS OF MARCH 31, 1996

                                                                 NUMBER OF
      LOCATION                                                  RESTAURANTS
    UNITED STATES:
      Alabama............................................           15
      Alaska.............................................            4
      Arizona............................................           47
      Arkansas...........................................           15
      California.........................................           24
      Colorado...........................................           36
      Connecticut........................................           22
      Florida............................................          109
      Georgia............................................          142
      Hawaii.............................................           12
      Idaho..............................................           12
      Illinois...........................................           28
      Indiana............................................           39
      Iowa...............................................           48
      Kansas.............................................           14
      Kentucky...........................................           18
      Louisiana..........................................           24
      Massachusetts......................................            7
      Michigan...........................................           58
      Minnesota..........................................           16
      Mississippi........................................           11
      Missouri...........................................           33
      Montana............................................            2
      Nebraska...........................................           14
      Nevada.............................................           22
      New Jersey.........................................           52
      New Mexico.........................................            5
      New York...........................................           42
      North Carolina.....................................           38
      North Dakota.......................................            3
      Ohio...............................................           40
      Oklahoma...........................................            5
      Oregon.............................................            7
      Pennsylvania.......................................           25
      Rhode Island.......................................            3
      South Carolina.....................................           45
      South Dakota.......................................            1
      Tennessee..........................................           46
      Texas..............................................          139
      Utah...............................................           32
      Washington.........................................           17
      West Virginia......................................           13
      Wisconsin..........................................           10
      Wyoming............................................            3
                                                                 -----
      Total - United States                                       1298
                                                                 -----

   INTERNATIONAL:
      Spain..............................................            1
      Sweden.............................................            3
                                                                 -----
      Total - International                                          4
                                                                 -----
      Total Restaurants                                           1302
                                                                 =====

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)     No exhibits have been filed as part of this report.

                              Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BLIMPIE International, Inc.
Dated:       May     3, 1996                     By:/S/ Robert S. Sitkoff
                                                    -------------------------
                                                        Robert S. Sitkoff
                                                    Senior Vice President and
                                                     Chief Financial Officer