Form 10KSB
period 1996-06-30
BLIMPIE INTERNATIONAL INC
filed 1996-09-27
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1996           Commission File Number 0-21036

                           BLIMPIE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

      New Jersey                                          13-2908793
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                        740 Broadway, New York, NY 10003
              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 673-5900

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year: $34,991,382.

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 16, 1996 was approximately $45,533,000. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

     There were 9,496,276 shares of the registrant's common stock outstanding as of September 16, 1996.


                         This Document Contains 89 Pages
                     The Exhibit Index is Located on Page 62

                                     PART I

Item 1.  BUSINESS

General

     The Company is a New Jersey corporation which was formerly known as Astor Restaurant Group, Inc. (from October, 1986 - April, 1992) and International Blimpie Corporation (from its formation in 1977 until October, 1986). The Company engages in franchising, subfranchising and master licensing of the Blimpie trademarks, trade names, service marks, logos (the "Blimpie Trademarks"), marketing concepts and marketing programs which are the basic attributes of the chain of non-cooking, quick service sandwich outlets known as "Blimpie" outlets. The main products sold in a Blimpie outlet are sub sandwiches and salads. Blimpie(R) is a registered trademark of the Company. Unless otherwise specified, the terms "Blimpie" and the "Company" include Blimpie(R).

     The first Blimpie outlet commenced operations in 1964 in Hoboken, New Jersey. The Company's rights regarding the Blimpie Trademarks and the methodology and know-how which comprise the Blimpie outlet marketing concepts and programs (the "Blimpie Marketing System") are, pursuant to written licensing agreements between the Company and the owners of such rights, limited to specific geographic regions throughout the United States. See "Business - Trademarks, Trade names, Service Marks and Logos; Know-How and Methods of Operation." Since the incorporation of the Company in 1977, the chain of franchised Blimpie outlets has expanded to encompass 1407 outlets located in 44 states, Spain and Sweden (as of June 30, 1996). See "Business - Blimpie Outlet Locations." There are approximately 140 additional Blimpie outlets which are controlled by an entity unaffiliated with the Company that are located in areas of the country in which the Company does not possess rights to license the Blimpie trademarks or sell franchises or Subfranchises.

     Commencing in 1977, the Company began selling individual outlet franchises and territorial, i.e., area Subfranchises. The Company distributes the nationally registered Blimpie trademarks pursuant to a 99 year exclusive trademark grant (expiring in the year 2076) from the trademark owners. See "Business Trademarks, Service Marks, Trade Names and Logos; Know-How and Methods of Operation."

     The Company derives its revenue primarily from four sources: (1) store equipment sales to franchisees, (2) continuing franchise fees based upon each franchisee's gross sales, (3) fees from the grant of individual outlet franchises and (4) fees from the grant of Subfranchises to Subfranchisors and the grant of Master Licenses to Master Licensors worldwide. Individual outlet franchises are granted for both "traditional" locations, i.e., Blimpie outlets located in free-standing buildings, shopping malls, and in-line urban store clusters, and "new-concept" locations, i.e., convenience stores, institutional food service entities, colleges, schools, mass feeders (such as institutional food service providers and in-facility commissaries) and hospitals that sell or otherwise make all or part of the Blimpie line of food products available to their customers, clientele or attendees through facilities that may or may not contain all of the components normally associated with a traditional Blimpie outlet, such as kitchen, food preparation and customer dining areas. The Company also has commenced developing several new types of product distribution formats, some of which it has begun to introduce and some of which it anticipates introducing in the future. One such program involves the sale of a limited number of prepared Blimpie sandwiches and salads maintained in "Grab'n Go" refrigeration cases at Company-approved "distribution points" operated by franchisees and non-franchisees. The Company currently is developing new types of carts, kiosks, vending machines and other mobile Blimpie branded product delivery systems. The Company further anticipates the development of a format that would allow the sale of some Blimpie branded products at supermarkets and other retail locations.

The Blimpie Outlet Franchise, Subfranchise and Master License

     A Blimpie outlet is a non-cooking, sandwich outlet characterized by portion-controlled meat and cheese combinations generally sold on six inch or twelve inch French/Italian white or wheat bread garnished with special Blimpie spices and dressings along with salads and other food items. The sandwich products sold in these outlets are known as Blimpie sandwiches and the outlets themselves are known as Blimpie outlets.

     The Company requires each franchisee to offer food products from a list of products authorized by the Company. Such products include hot and cold sandwiches, including hot items such as Italian meatball sandwiches and chicken breast sandwiches, and cold items such as roast beef and club sandwiches. The Company's "signature" item is the "Blimpie Best" sandwich, which consists of ham, salami, cappacola, prosciuttini and provolone. In addition, all Blimpie sandwiches are dressed at no additional charge with tomatoes, lettuce, onions, oil and vinegar and oregano. The Company establishes recommended prices for food products which franchisees may or may not adopt. Accordingly, such prices differ depending upon geographic location. For example, in New York City a "Blimpie Best" may sell for $3.89, while in Atlanta, Georgia, the same sandwich may be purchased for $2.89.

     In addition to the authorized Blimpie sandwich line, Blimpie outlets also offer a variety of salads including chef, tuna, seafood and tossed green salads and a variety of baked products including bagels, rolls, muffins, cookies, cinnamon buns, donuts and a variety of other products produced mostly from raw frozen dough products and baked in the approved Blimpie deck oven installed in each Blimpie outlet. Prices for all authorized products vary depending upon geographic location.

     Each franchisee is obligated to purchase its raw materials, both food and non-food, from authorized and designated distributors who may only sell authorized and approved raw materials purchased from approved manufacturers and suppliers. The Company negotiates approved product relationships with manufacturers and suppliers on a national level with respect to all products except produce, whether or not they bear the Blimpie logo. The Company negotiates and enters into recognition agreements authorizing approved distributors to deliver to Blimpie outlets the raw products purchased by such distributors from approved manufacturers and suppliers. Franchisees have traditionally purchased produce on a local level subject to the quality control standards of the Company, but the Company is in the process of establishing national produce relationships with various produce purveyors throughout the United States of America ("U.S.") and overseas. The Company is in the process of implementing a pre-sliced lettuce program throughout the U.S. that is anticipated to reflect significant cost and labor savings for its franchisees. All products purchased by franchisees on a local level must meet the Company's quality standards. Franchisees may request approval of additional manufacturers, suppliers or distributors subject to the Company's approval which approval is based upon a number of conditions including price, quality, ability to service the system on a national basis and such other reasonable standards as may be promulgated by the Company from time to time. Currently, there are no other manufacturers, suppliers or distributors approved by the Company other than those designated by the Company.

     The Company believes that it could easily obtain alternate manufacturers, suppliers and distributors should any of its current manufacturers, suppliers or distributors become unwilling or unable to provide the Company's franchisees with the authorized required raw materials.

     A franchisee pays a non-refundable initial franchise fee (currently $18,000) in connection with his execution of a franchise agreement which grants to the franchisee the right to use the various Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs, and to operate a Blimpie outlet at a location to be agreed upon by the Company and the franchisee in accordance with the operations manual issued by the Company to its franchisees (the "Operations Manual"). The non-refundable initial franchise fee payable by the holder of a new-concept franchise can range between $1.00 and $18,000 depending on the number of new-concept transactions executed, the location of the new-concept franchisee, the marketing area in question and other subjective factors. After a location has been found and the lease or purchase thereof has been negotiated by the franchisee and approved by the Company, the franchisee then constructs and installs its Blimpie outlet in accordance with design and layout specifications provided by the Company. Franchisees are required, pursuant to the franchise agreement and the Operations Manual, to maintain specified standards as to food quality, menu items, uniforms, appearance, sanitation and all other aspects of outlet operations.

     In addition to the initial franchise fee, a Blimpie franchisee also pays all other costs and expenses related to the installation of his Blimpie outlet at an approved location. An equipment package, including but not limited to slicing machines, refrigeration cases, food preparation counters and signs bearing the registered "Blimpie" logos, costs approximately $25,000 to $40,000. Construction of a Blimpie outlet, which generally includes walls, floor, ceiling, plumbing and electrical work required to modify an existing premises to an approved Blimpie design costs between $10,000 to $80,000 to complete. These costs, plus the initial lease security payable to the owner of the leased premises and utility deposits to the various utility companies and recommended minimum opening inventory and working capital aggregating approximately $5,000 to $15,000, comprise the approximate cash investment of an average Blimpie franchise.

     Blimpie franchisees are required to pay continuing franchise fees of 6% of the franchisee's weekly gross sales. Franchisees are also required to pay mandatory advertising contributions of 4% of the franchisees' weekly gross sales except that persons or entities acquiring franchises before the fall of 1994 are required to pay mandatory advertising contributions of 3%. Two percent of the advertising contributions made by franchisees in the same general marketing area are used for the payment of advertising which benefits all of such franchisees, while the remainder is used for national advertising. Franchisees outside the U.S. pay continuing franchise fees of 8% and advertising contributions of 2%.

     Each Subfranchisor pays a subfranchise fee that is based upon the population of the Subfranchise. At present, the fee, which can typically range between $10,000 and $350,000, is based upon a charge of $.10 per person located within the area that is the subject of the Subfranchise. In addition to the subfranchise fee, each Subfranchisor must join a Subfranchisor advertising cooperative association sponsored by the Company which purchases franchise advertisements in national periodicals for the benefit of all Subfranchisors. A Subfranchisor's annual contribution to the advertising cooperative typically ranges between $1,200 and $4,800. The Company makes voluntary contributions to the cooperative association that match the contributions made by the Subfranchisors.

     Each Subfranchise consists of a specifically defined territory within which the Subfranchisor has the exclusive right for a period of 50 to 60 years to solicit potential purchasers of Blimpie franchises who sublicense directly from the

Company the right to use the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs.

     The Company's standard form of Subfranchise agreement grants to the Subfranchisor the exclusive license to purchase the territory for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. The license is subject to the Company's continuing right to market and sell the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs within specified territories. If all terms and conditions of the Subfranchise agreement have been met during the initial one year term and each of the subsequent one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. Each Subfranchise agreement obligates the Subfranchisor to satisfy all of the operational obligations owed by the Company to each franchisee within the Subfranchisor's territory at the sole expense of the Subfranchisor; to use his best efforts to promote the sale of franchises within his territory; and to meet certain sales quotas. Each such agreement is terminable by the Company upon thirty days' notice in the event of the Subfranchisor's default under certain provisions of the agreement. The Subfranchisor may terminate the agreement upon certain defaults by the Company and where such defaults remain uncured, depending on the nature of the default, for more than 30 days to more than 75 days.

     Subfranchisors who are in full compliance with the obligations imposed upon them pursuant to the Subfranchise Agreement, including, among other things, the obligation to open defined quantities of franchised Blimpie outlets within specified periods of time, are entitled to receive one half of each initial franchise fee (after deductions for sales commissions, design, training and real estate fees) paid by new franchisees establishing Blimpie outlets within the Subfranchisor's territory, and one half of the 6% of gross sales continuing franchise fee paid by such franchisees pursuant to their respective franchise agreements with the Company.

     Each Master Licensee pays a master license fee that is based upon the population of the master license territory. The fee, which typically ranges between $10,000 and $1,000,000, is presently based upon a charge that ranges from $.01 per person to $.10 per person located within the area that is the subject of the master license.

     Each master license consists of a specifically defined territory within which the Master Licensee has the exclusive right for a period of 50 years to solicit potential purchasers of Blimpie franchises who sublicense either directly from the Master Licensee or from a wholly-owned subsidiary of the Company the right to use the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs.

     The Company's standard form of master license agreement grants to the Master Licensee the exclusive license, subject to the Company's continuing right to market and sell the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs, within specified territories for a term of 50 years. Each such agreement obligates the Master Licensee to satisfy all of the operational obligations to each franchisee within the Master Licensee's territory at the sole expense of the Master Licensee and to meet certain sales quotas. Each Master Licensee is required to organize a regional advertising program. Each such agreement is terminable by the Company upon notice in the event of the Master Licensee's default under certain provisions of the Agreement. The Master Licensee may terminate the agreement upon certain defaults by the Company where such defaults remain uncured for periods ranging from 30 to 75 days, depending upon the nature of the default.

     Master Licensees who are in full compliance with the obligations imposed upon them pursuant to the master license agreement including, among other things, the obligation to open defined quantities of franchised Blimpie outlets within specified periods of time, are entitled to receive 5/8 of the initial franchise fees paid by new franchisees establishing Blimpie outlets within the Master Licensee's territory, and 5/8 of the 8% of gross sales continuing franchise fees paid by such franchisees pursuant to their respective franchise agreements with the master licensee, the Company or the Company's subsidiary.

     The Company markets and sells franchises, Subfranchises and master licenses through advertisements placed in local and national periodicals, through presentations at trade shows and franchise conventions, through referrals from existing franchisees, Subfranchisors and Master Licensees and through informational materials placed in Blimpie outlets.

     As of June 30, 1996 there were (1) 109 existing domestic subfranchisors, at least one of which is located in each of the 44 states in which the 1402 domestic Blimpie outlets are located; (2) two Canadian subfranchisors, one of which is located in each of the Provinces of Alberta and British Columbia; (3) one joint venture to develop outlets in Sweden in which four Blimpie outlets and 23 Grab `n Go distribution points are now located; and (4) five Master Licensors for the countries of Spain, United Kingdom, Egypt, Lebanon, Dominican Republic, Jordan and Australia, in which collectively only a single outlet is located. Such Subfranchises and Master Licenses range in size, depending upon the specific geographical area involved, from entire states to a specific county or counties. See "Business - Blimpie Outlet Locations"; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Services to Franchisees

     On a continuing basis, franchisees in the U.S. and Canada are furnished with advisory assistance from the Company regarding outlet operations, new menu items and new marketing aids developed by the Company. No additional fees are charged to franchisees for these services or for the training program described below. The Company, in its sole discretion, also provides services to franchisees by visiting their outlets and inspecting them for quality, cleanliness and service. A written operation inspection analysis is provided after each inspection. Outside of the U.S. and Canada, Master Licensees provide all such services, with the assistance of the Company.

     The Company provides training for new franchisees in the U.S. and Canada consisting of (i) forty hours of pre-training classes at an existing Blimpie outlet approved by the Company, (ii) one week of classroom training at its Georgia training center, and (iii) an additional 80 hours of operational post-training at an existing Blimpie outlet approved by the Company. The Company provides training for new Subfranchisors and Master Licensees consisting of two weeks of classroom training at its Georgia training center, plus 80 hours of operational training at an existing Blimpie outlet approved by the Company. The training program addresses all phases of outlet operations from service training to financial management, including the various controls of the Blimpie marketing system specified in the Operations Manual. Inventories, ordering procedures, hiring and firing, equipment maintenance, product controls, bookkeeping and accounting are all covered by the training program. The training provided to Subfranchisors and Master Licensees also encompasses franchisor-related activities including, but not limited to, franchise sales, communication, analysis of franchisee construction needs and the fulfillment thereof.

     After a Blimpie outlet is constructed or renovated and the equipment installed, a Company representative, Subfranchisor or Master Licensee is on hand for one week after an outlet opens for the purpose of providing additional operational assistance and supervisory functions. Each Subfranchisor or Master Licensee is responsible for providing each franchisee within his territory with operational assistance throughout the term of his Subfranchise or Master License agreement. Generally, a Company representative is only on hand as described above with respect to the first three franchisees which open outlets within a territory. However, representatives of the Company remain available on a continuing basis to provide additional support to franchisees, Subfranchisors and Master Licensees. In connection therewith, the Company maintains a toll-free hotline by which franchisees and Subfranchisors may contact representatives of the Company for advice and assistance regarding operational matters.

Blimpie Outlet Properties

     Each traditional franchisee in the U.S. and Canada generally is required to lease his outlet premises from a designated leasing subsidiary of the Company. Each franchisee outside of the U.S. and Canada generally is required to lease his outlet premises from a corporation in which the Master Licensee owns 50% and the Company or its designee owns 50%, or such franchisee is required to provide a collateral assignment of the lease to the jointly owned corporation. In all such cases, it is the franchisee's sole obligation to find the premises to be leased and to obtain the Company's approval of such location as the situs of his franchised outlet. Once the location is approved, the Company (or its leasing subsidiary) will negotiate and enter into a lease of the premises, subject to the franchisee's approval, and will then enter into a sublease thereof with the franchisee for the entire term and renewal term, if any, of the lease of the premises less one day (generally 10 to 20 years). The percentage royalty and advertising payments due pursuant to the franchise agreement constitute additional rent under the sublease. Payment of the percentage royalties and advertising fees under the franchise agreement satisfies the above-mentioned corresponding additional rental payment obligation under the sublease. All rents specified pursuant to the lease of the premises are paid directly by the franchisee to the landlord specified in the lease pursuant to the cancelable authorization by the Blimpie subsidiary leasing corporation set forth in the sublease. Accordingly, except in a rare case in which the Company or one of its subsidiaries may be the owner and landlord of a franchisee's outlet, no funds which constitute the rent and additional rent due under the lease of the premises are ever commingled or otherwise used by the Company or any of its affiliates or subsidiaries. The Company has no payment or performance obligations with respect to any of the existing outlet location leases, except for less than one percent thereof.

     The leasing/subleasing mechanism described above enables the Company to maintain control of each Blimpie outlet premises and to enforce franchisee compliance with the Company's authorized product line and quality standards. In addition, since percentage royalties and advertising fees constitute additional rent under the subleases, the leasing/subleasing mechanism gives the Company an additional vehicle through which to enforce its rights regarding receipt of such payments and payments to the landlord of the Blimpie outlet premises. Typically, upon a franchisee's failure to timely make rental payments, the Company's leasing subsidiary will receive notice from the landlord of such fact. The franchisee is then notified of its default and is given the opportunity to cure the default. Upon failure to cure the default, eviction proceedings usually will be instituted by either the unaffiliated landlord or the Company's leasing subsidiary. Following eviction of the franchisee, the Company, if the landlord so permits, will attempt to sell the existing franchised outlet to a new franchisee who will take possession of the premises subject to the terms of the prior lease and sublease, or pursuant to a new lease negotiated by the Company with the landlord, and a new sublease. In cases where a lease has been terminated and/or a franchisee has been evicted, if a replacement franchisee cannot be obtained by the Company to cure all defaults and operate or re-open the Blimpie outlet in question, it is the general policy of the Company either to abandon the location and the leasing subsidiary, or to dispose of ownership of the leasing subsidiary to unaffiliated parties for nominal consideration.

     All leases executed by the Company's various leasing subsidiaries during the past four years have provided (and it is the Company's intention that all future leases for outlet premises shall provide) that the respective landlords thereunder will not directly or indirectly claim or institute legal proceedings against the Company.

     All of the 1407 existing Blimpie outlets (as of June 30, 1996) are operating in premises located in free-standing buildings, shopping malls, shopping centers, in-line urban store clusters, convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations. The size of a Blimpie outlet varies from 400 square feet to approximately 3,500 square feet. Since the cost of renovating pre-existing premises into an approved Blimpie outlet is dependent upon the condition and prior use of the premises, an exact estimation is impossible. Historically, the cost of Blimpie outlet construction/renovation, which must be completed in accordance with design and layout specifications provided by the Company, and at the franchisee's sole expense, has ranged from as low as $10,000 to as high as $80,000. The franchisee must also equip his Blimpie outlet at his sole cost and expense. Such equipment costs, in the aggregate, approximately $25,000 to $40,000.

Blimpie Outlet Locations

     The following table sets forth (on a state by state basis) the number of Blimpie franchised outlets in operation as of June 30, 1996:

           United States                Number of Outlets
           -------------                -----------------
              Alabama                          15
              Alaska                            5
              Arizona                          50
              Arkansas                         17
              California                       29
              Colorado                         36
              Connecticut                      23
              Florida                         120
              Georgia                         144

              Hawaii                           12
              Idaho                            14
              Illinois                         30
              Indiana                          44
              Iowa                             50
              Kansas                           17
              Kentucky                         21
              Louisiana                        25
              Massachusetts                     7
              Michigan                         61
              Minnesota                        16
              Mississippi                      12
              Missouri                         36
              Montana                           2
              Nebraska                         17
              Nevada                           26
              New Jersey                       52
              New Mexico                        5
              New York                         46
              North Carolina                   43
              North Dakota                      3
              Ohio                             43
              Oklahoma                          5
              Oregon                            8
              Pennsylvania                     27
              Rhode Island                      5
              South Carolina                   48
              South Dakota                      3
              Tennessee                        49
              Texas                           149
              Utah                             33
              Washington                       25
              West Virginia                    16
              Wisconsin                        10
              Wyoming                           3
                                             ----
              U.S. Total:                    1402

              International
              -------------
              Spain                             1
              Sweden                            4
                                             ----
              International Total:              5

                           Total             1407
                                             ====

Discontinued Operations - U.S.A. Border Cafe

     In the early 1980s, a development program of full service restaurants was commenced. In 1984, the Company opened its first Border Cafe full service restaurant and bar. The Border Cafe served Southwestern and Mexican classic cuisine complimented with a full-service bar specializing in frozen margaritas of different flavors and Mexican beers. The Upper East Side of New York City was chosen for the first Border Cafe which is located at 244 East 79th Street, near Second Avenue, and this restaurant continues to operate today.

     In 1986, the Company opened two additional Border Cafe restaurants, one on the Upper West Side of New York City, located at 250 West 100th Street on Broadway, and the other in Bearsville, New York. After operating each restaurant for a period of time, the Company determined after careful consideration that such operations by management of the Company were hampering the development of the Company's Blimpie restaurant concept and as a result the Company decided to discontinue such operations. The Company sold its Border Cafe restaurant located at 250 West 100th Street in December 1989 and closed the Bearsville, New York operation in July 1987. The transferee of the 100th Street Border Cafe voluntarily commenced Chapter 11 bankruptcy proceedings in 1991, and as a result, the Company has written off the note receivables due from the transaction.

     On April 6, 1993 the Company entered into an agreement with an entity unaffiliated with the Company, to sell 100% of the capital stock of The Border Cafe, Inc. ("BCI"), a wholly owned subsidiary of the Company which owned and operated (under the name USA Border Cafe) the Border Cafe restaurant on East 79th Street in New York City. Such sale was concluded on July 19, 1993. The aggregate purchase price for the stock was $210,000, $25,000 of which was paid at closing. The balance is payable in weekly payments of $599 each, including interest at 10% per annum, until paid in full in March 2000. At present, the purchaser is current with respect to its payment obligations under the purchase agreement.

Government Regulation

     The Federal Trade Commission and various state governmental authorities have adopted laws regulating franchise operations and the franchisor-franchisee relationship. Such laws vary from merely requiring the filing of disclosure documents concerning the offer and sale of franchises to the application of statutory standards regulating established franchise relationships. The most common provisions of those laws regulate the substance of franchisor-franchisee relationships and establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other states' laws contain provisions designed to insure the fairness of the franchise agreements to franchisees by, among other means, including limitations, prohibitions and/or restrictions pertaining to the assignability of the rights of franchisees; a franchisee's right to own or be involved in other businesses; franchisee membership in trade associations; and franchisor interference with franchisee employment practices.

     In addition to the foregoing state regulations, the Federal Trade Commission has adopted rules and guidelines which require franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. In addition to requiring the disclosure of information necessary for a franchisee to make an informed decision on whether to enter into a franchise relationship, the guidelines delineate the circumstances in which franchisors may make predictions on future sales, income and profits. The Company does not furnish or authorize its salespersons to furnish any oral or written information on the actual or projected sales, costs, income or profits of a franchise. Failure to comply with such rules constitutes an unfair trade practice under
Section 5 of the Federal Trade Commission Act.

     Several state and federal courts have revealed a tendency to be sympathetic to and desirous of protecting the rights and interests of franchisees in litigation with their franchisors. Although such tendency may result in some modification of the Company's licensing activities and some delays or failures in enforcing certain of its rights and remedies under certain franchising and lease agreements, the Company does not believe that such modifications, delays or failures will have a materially adverse effect on its operations or business. However, the law applicable to franchise operations and relationships is rapidly developing, and the Company is unable to predict the effect on its operations of additional requirements or restrictions which may be enacted or promulgated or of court decisions which may generally be adverse to the franchise industry. The Company believes that it has conducted and is conducting its business in substantial compliance with all applicable laws and regulations governing its operations.

     The franchisees' outlets are also subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected outlet or otherwise adversely affect the outlet. The franchisees are also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Changes in such laws could result in an increase in labor costs that could adversely affect the outlet.

     The Company believes that it is conducting its business in substantial compliance with all applicable laws and regulations governing its operations.

Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation

     The Company regards the Blimpie Trademarks and the Blimpie Marketing System as having significant value and as being important to its marketing efforts. Each Blimpie franchisee and Subfranchisor is authorized pursuant to his franchise agreement to use the Blimpie Trademarks and Blimpie Marketing System, along with all other future trademark filings.

     The Blimpie Trademarks and Blimpie Marketing System may only be used by traditional and new-concept Blimpie outlets which sell Blimpie sandwiches and Blimpie-related products, and by Blimpie distribution points. There are specific product limitations as to each Blimpie outlet so that each Blimpie franchisee may sell only those products authorized by his particular franchise agreement and the Operations Manual or otherwise approved in writing by the Company. Any variation from the authorized product line is actionable by the trademark owners or the Company.

     Prior to 1976, all rights under the laws of the United States pertaining to the Blimpie Trademarks and the Blimpie Marketing System were owned by Anthony P. Conza and David L. Siegel, Esq. (who are the Company's founders and principal shareholders, directors and, respectively, the President and Chief Operating Officer, of the Company) and by Peter DeCarlo, an individual who is not affiliated with the Company. During that period of time, Messrs. Conza, Siegel and DeCarlo conferred the right to distribute the Blimpie Trademarks and to license the use of the Blimpie Marketing System upon a number of corporations which they owned and controlled. In 1976, they ceased their joint association and divided, by written agreement, the right to issue Blimpie franchise and Subfranchise agreements. In 1984, Mr. DeCarlo assigned his interests in the Blimpie Trademarks to Metropolitan Blimpie, Inc. ("MBI"), a corporation which is not affiliated with the Company.

     Prior to 1991, MBI, and Messrs. Conza and Siegel had reserved to themselves and jointly owned undivided 40%, 40% and 20% interests, respectively, in and with respect to all international, i.e. non-U.S., rights pertaining to the Blimpie Trademarks and the Blimpie Marketing System.

     The Company, pursuant to 99 year grants made to it by Messrs. Conza and Siegel in 1976, has the exclusive right to distribute the Blimpie Trademarks and license the use of the Blimpie Marketing System in the following territories located within the U.S.: Alabama, Arizona, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Montana, New Hampshire, the Counties of Morris, Warren, Sussex, Bergen, Passaic and Essex in New Jersey except for the Cities of Alpine, Belville,

Cliffside Park, Cloister, Cresskill, Demarest, Dumont, East Rutherford, Edgewater, Englewood, Englewood Cliffs, Fairview, Fort Lee, Hackensack, Harrington Park, Haworth, Old Tappan, Northvale, Nutley, Norwood, Palisades Park, Paterson, Ridgefield, Ridgefield Park, Rock Leigh, Rutherford, South Hackensack and Tenafly; New York (except for the following counties: New York, Bronx, Kings and Queens, Westchester and Rockland), Ohio, Oregon, Rhode Island, North Carolina, South Carolina, Tennessee, Texas, Utah, Vermont, Washington, West Virginia, Wisconsin and Wyoming. In 1993, the Company acquired from Messrs, Conza, Siegel and MBI the exclusive right to license the Blimpie Trademarks and the Blimpie Marketing System in New Mexico, in consideration for the transfer to MBI of the exclusive right to license the Blimpie Trademarks and Blimpie Marketing System in Richmond County, New York.

     MBI presently has the right to distribute the Blimpie Trademarks and license the Blimpie Marketing System in the following territories located within the U.S. (collectively, the "MBI Territories"): Arkansas, Colorado, Delaware, Iowa, Kansas, Maryland, Missouri, Nebraska, New Jersey (except for the counties and cities referred to above), Nevada, the counties of New York, Queens, Kings, Richmond, Rockland, Bronx and Westchester in New York, North Dakota, Oklahoma, Pennsylvania (from the eastern border westward to and including Harrisburg), South Dakota and Virginia. From time to time, the Company has been authorized by MBI to issue, and has issued, franchises or Subfranchises in the MBI Territories. From each franchise sale, Subfranchise sale or other sale, the net receipts after the deduction of the specific expenses have been divided unequally between the Company and MBI. The Company also is authorized to issue replacement or substitute franchise agreements for any franchised locations granted under MBI's authorization.

     The Company possesses the exclusive right to license the Blimpie Trademarks and Blimpie Marketing System in the area of Northern California between the southern border of Monterrey and the northern border of the state, including the counties of Monterrey, San Benito, Santa Cruz, Santa Clara, San Mateo, Alameda, Mariposa, San Francisco, Contra Costa, Marin Novato, Mono, Tudumne, Calaveras, Napa, Solano, Sonoma, Amedor, Alpine, Sacramento, Yolo, Sutter, El Dorado, Placer, Colusa, Nevada, Lake, Yuba, Mendocino, Glenn, Sierra, Butte, Tehama, Plumas, Humboldt, Trinity, Shasta, Lassen, Del Norte, Siskiyou and Modoc. Blimpie of California, Inc. ("BOC"), a corporation which is not affiliated with the Company, possesses the exclusive right to license the Blimpie Trademarks and Blimpie Marketing System throughout the balance of the state of California pursuant to a joint trademark distribution agreement which the Company and MBI entered into in 1984 with ISM, Inc. (a corporation which is not affiliated with the Company), which agreement was subsequently assigned to BOC, and thereafter amended. A number of franchised Blimpie outlets located in Southern California have been established pursuant to trademark licenses granted by BOC. The

Company receives 2.5% of the gross sales by such franchisees, and shares half of such receipts with MBI.

     By agreement dated July 19, 1991 (the "1991 Agreement"), MBI granted to the Company the exclusive right to license the Blimpie Trademarks and Blimpie Marketing System throughout the MBI Territories, except for those portions thereof located in, or consisting of, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and Washington DC. The Company also acquired, pursuant to the 1991 Agreement, the exclusive right to license the Blimpie Trademarks and Blimpie Marketing System in Alaska, Hawaii, Puerto Rico and all other U.S. territories located outside of the continental U.S.

     In accordance with the 1991 Agreement, the Company acquired all rights which MBI possessed regarding the licensing of the Blimpie Trademarks and Blimpie Marketing System in all non-U.S. territories, subject to completion of appropriate trademark filings in each territory at the expense of the Company.

     In consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company within the MBI Territories and outside of the U.S., subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July 2090, provided that the Company continues to pay said minimum annual payments. If the Company fails to satisfy its payment obligations under the 1991 Agreement, the Company would lose the right to license the Blimpie Trademarks and Blimpie Marketing System outside of the U.S. and throughout the MBI Territories. From July 1991 through June 30, 1996, the Company paid approximately $1,800,000 to MBI pursuant to the 1991 Agreement. Management has no reason to believe that MBI would ever seek to cancel or terminate the 1991 Agreement. Furthermore, management believes that the Company will continue to pay not less than $100,000 per year to MBI pursuant to the 1991 Agreement, and that such agreement shall remain in full force and effect throughout the entire period of permissible automatic renewals thereof. However, no assurance can be given that the 1991 Agreement will remain in full force and effect until July 2090.

     In accordance with a written agreement among the Company and Messrs. Conza and Siegel, the Company has acquired the rights possessed by Messrs. Conza and Siegel regarding the licensing of the Blimpie Trademarks and the Blimpie Marketing System for all non-U.S. territories, subject to completion of appropriate trademark filings in each territory at the expense of the Company. In consideration for such license grant, Messrs. Conza and Siegel will be entitled to receive royalties based upon the gross revenues derived by the Company from its international franchise operations, as follows: (1) with respect to revenues derived from initial franchise sales and sales of master, e.g., territorial subfranchises, the

Company shall deduct a sales commission of 20% of such revenues, all applicable withholding taxes (unless such taxes may be deducted in calculating the Company's taxable income), and the 30% portion of such revenues due to MBI, and shall divide the balance thereof into two equal parts, one of which shall be retained by the Company, and the other of which shall be paid to Messrs. Conza and Siegel, in two thirds and one third proportions, respectively; (2) with respect to all other revenues from international operations, the Company shall deduct the 30% portion thereof due to MBI, and shall divide the balance thereof into two equal parts, one of which shall be retained by the Company, and the other of which shall be paid to Messrs. Conza and Siegel in the above-mentioned proportions; and (3) after the Company has generated gross revenues of $5,000,000 from its international operations, Messrs. Conza and Siegel will receive a continuing royalty of 20% of all additional gross revenues which they shall share in the above-mentioned proportions, respectively. Said agreement provides for a term of 99 years, conditioned upon the payment of a minimum annual fee aggregating $350,000 during the first five years of such term, and a minimum fee of $150,000 per year (subject to an annual cost of living adjustment) during the balance of such term. The payments made to Messrs. Conza and Siegel under this agreement were $230,713 during the year ended June 30, 1996. If the Company fails to satisfy its payment or other obligations under such agreement, the Company could lose the right to license the Blimpie Trademarks and Blimpie Marketing System outside of the U.S.

     On October 1, 1995, the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party (the "claimant") who had filed trademark registration documents seeking trademark protection for the word "Blimpie" prior to the time that the Company made such filings in Canada. Pursuant to the settlement agreement, the Company acquired all rights held by the claimant in such Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's Common Stock at the rate of 25,000 shares per year. The issuance of each installment after the initial 25,000 shares (which were issued upon the closing of such settlement) is subject to the claimant's compliance with various conditions specified in the settlement agreement.

     To the knowledge of the Company, there are no infringing uses of the Blimpie Trademarks in any territory where any of the Company's franchisees has established or attempted to establish operations which would in any way materially affect the use of such trademarks by the Company or a franchisee.

Research and Development

     The Company conducts ongoing development of new menu items and test markets such products, as well as new Company-developed food marketing aids, in selected Blimpie outlets. Although such research and development activities are important to the Company's business, its expenditures for these activities heretofore have not been material.

Business Expansion

     Equipment Leasing. The Company plans to provide financing to new and existing franchisees through direct equipment leasing and by entering into participation arrangements with unaffiliated third party finance/leasing entities. The Company executed participation agreements with two such third party finance/leasing entities during the fiscal year but the first financing arrangements with franchisees were not consummated until after the close of the fiscal year. The Company believes that such programs will result in an increase in financing profits and an increase in franchise sales due to the greater availability of equipment to new and existing franchisees.

     Domestic Expansion. The Company plans to grow through continued development of traditional and new-concept Blimpie outlets throughout the U.S. The Company also plans to continue to hire and train additional staff to develop new types of Blimpie distribution points throughout the U.S.

     International Expansion. The Company continues to grow internationally through the sale of master license agreements. The agreements are analogous to Subfranchise agreements, except that the master licensee or a wholly-owned subsidiary of the Company enters into franchise agreements directly with the franchisees in each international market. The master licensee, in effect, is the Company's representative in that specific country and is obligated to provide all of the support services and selling activities required to develop the franchised market. Initially, however, the Company will provide administrative support to assist the master licensees. The Company has entered into master license agreements for the following countries: Spain, United Kingdom, Dominican Republic, Egypt, Lebanon, Jordan and Australia. In addition, the master licensee for Egypt, Lebanon and Jordan has purchased a two year option to buy the master license rights for Syria. The Company has also entered into a strategic partnership agreement with AB Svenska Pressbyran for certain development opportunities in Sweden. After the close of the fiscal year, the Company entered into master license agreements for the countries of Argentina, Uruguay, Saudi Arabia, United Arab Emirate, Bahrain, Oman, Qatar, and Kuwait.

     In the United Kingdom, pursuant to an amendment of the master license agreement, the Company formed a wholly owned subsidiary, Blimpie International of Great Britain, Ltd., which will issue franchise agreements for use in the United Kingdom.

     The Company's international growth has extended to Canada, with the sale of Subfranchise agreements for areas in the Provinces of Alberta and British Columbia.

     The Company anticipates that it will execute master license agreements for various other countries in the near future. The Company also plans to develop joint venture agreements with various entities such as petroleum marketeers or convenience store chains for the installation of Blimpie outlets in such entities' locations. The Company is in the midst of negotiations for several such arrangements in the United Kingdom and elsewhere. There can be no assurance, however, that the Company will consummate any such transactions.

     On September 22, 1995 the first Blimpie outlet opened outside of the United States, in Stockholm Sweden. In March, 1996 the first Blimpie outlet opened in Spain. The Company anticipates the opening of additional Blimpie outlets in Spain, Sweden, Canada and the United Kingdom. The Company plans to continue its international growth through the award of master licenses, and through the subsequent award of traditional and new-concept franchises in each country.

     Development of Blimpie Branded Products. The Company plans to develop Blimpie branded products for sale at distribution points such as supermarkets and convenience stores. As part of this plan, it will also develop packaging for such products and conduct testing to determine market potential and effective marketing methods. The Company presently plans to market test the first such products during the coming fiscal year.

Competition

     The Company and its franchisees compete in the quick-service outlet industry, which is highly competitive with respect to price, service, outlet location and food quality, and is often affected by changes in consumer tastes, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. The Company and its franchisees compete with an increasing number of national chains of quick-service outlets, a number of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than the Company.

     The Company's most significant competitor is the Subway(R) chain of sandwich outlets, whose outlets offer food products substantially similar to those offered by Blimpie outlets, at comparable prices. The Company and its franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than the Company's chain of franchised outlets and its franchisees, respectively.

     Blimpie outlets compete principally on the basis of price, nature of product, food quality and quality of service. In selling franchises, the Company competes with a number of franchisors of outlets and other business concepts. In general, there is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for outlets.

     The Company is also required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per outlet, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. Continuing or sustained price discounting in the fast food industry could have an adverse effect on the Company.

     The Company believes that it can differentiate itself from its competitors in that Blimpie outlets offer freshly sliced-to-order sandwich products, freshly made salads, freshly baked bread and bakery products which are distinguished by use of high quality ingredients, as compared to pre-made or pre-sliced sandwich products made with lesser quality ingredients.

Employees

     As of June 30, 1996, the Company employed 92 full-time employees (including eleven officers). Twenty-three employees (including five officers) attend to the Company's operations/franchisee support, executive management and legal staffing needs at the Company's New York City office; 13 employees (including one officer) provide construction and design and operations/franchisee support services at the Company's Houston, Texas office; and 56 employees (including five officers) are engaged in accounting, operations/franchisee and training support, marketing and franchise development activities at the Company's Atlanta, Georgia office. None of the employees is covered by collective bargaining agreements. All of the Company's full-time employees, including executive officers, are covered by a health plan and the 401(k) profit sharing plan.

     The Company considers its employee relations to be good. The Company believes that it provides working conditions and pays salaries and bonuses that compare favorably with those of its competitors.

     The Company has adopted a stock incentive plan for its employees and officers. See "Executive Compensation - Omnibus Stock Incentive Plan."

Item 2. DESCRIPTION OF PROPERTY

     The Company has its principal offices at 740 Broadway, New York, New York, where it leases, through a wholly-owned subsidiary, 740 Broadway Top Floor Corp., approximately 6,000 square feet of office space from an unaffiliated landlord. The Company is guarantor with respect to the obligations of said subsidiary under such lease. Such subsidiary pays a monthly rent of $9,800 which is subject to escalations, plus certain utilities and other fees. The term of such lease expires in February, 2003. The Company also leases 16,554 square feet of office space in Atlanta, Georgia from an unaffiliated landlord, through its wholly owned subsidiary Blimpie Capital Corporation. The monthly payments under such lease currently approximate $17,630 and escalate to $20,389 per month during the last year of the lease term in 2001.

     The Company also subleases 3,585 square feet of office space in Houston, Texas, on a month-to-month basis pursuant to an oral agreement with Vet Con Management Company, Inc. ("Vet Con"), a company wholly owned by Joseph Conza. Vet Con holds the lease relating to such office space with a landlord unaffiliated with the Company. The Company makes monthly payments under such sublease directly to the landlord. The monthly payments under such sublease made by the Company are currently $3,200 and, if the Company continues to occupy the premises pursuant to its oral sublease, may escalate to include annual common area maintenance payments during the final three years of the lease term, which may require moderate increased payments to the landlord for expenses incurred by the landlord in maintaining common areas.

     The Company is also the owner of a building and is the lessee of a ground lease relating to property in Marietta, Georgia. Such building was purchased by the Company in 1984 for $80,855 and is currently subleased to a Blimpie franchisee for use as a Blimpie outlet. There is no mortgage on such building.

     Each franchisee is required to lease his outlet premises from a designated wholly owned leasing subsidiary of the Company. Each leasing subsidiary leases such premises from a landlord unaffiliated with the Company. See "Business - Blimpie Outlet Properties."

Item 3. LEGAL PROCEEDINGS

     An action has been commenced against the Company in the United States District Court for the Middle District of Florida entitled Mike Arodak v.

Blimpie International, Inc. (Civil Action No. 95-143-Civ-T-24). The plaintiff is the holder of a license to own and operate a traditional Blimpie outlet within a 15 square mile protected area wherein no other Blimpie outlet may be located. In 1994, the Company authorized the installation of a new-concept Blimpie outlet in a convenience store located outside of said protected area. The plaintiff has claimed that such new-concept outlet violates his protected area rights notwithstanding the fact that it is located more than one mile beyond the limits of such area at a point which is inside of the protected area of another Blimpie franchisee who has given his permission to the establishment of the new-concept outlet at such location.

     The complaint seeks damages in excess of $13 million and alleges breach of agreement, negligent or reckless withholding of or omission to provide material information, breach of an implied covenant and duty of good faith and fair dealing, violations of Florida's franchise and business opportunities laws, promissory and equitable estoppel and violations of the Federal RICO, mail fraud and wire fraud statutes.

     The Company's motion to stay the action pending arbitration in accordance with the terms of the franchise agreement between the parties has been granted. In September 1995, the claimant filed an arbitration demand with the American Arbitration Association in New York, New York. An arbitration hearing is scheduled for December 1996. The Company intends to deny any liability and vigorously defend itself.

     An action has also been commenced against the Company in the United States District Court for the Northern District of Illinois entitled J.B. Ashley, Ltd, et al. v. Blimpie International, Inc. (Case No. 94C-5380). Plaintiff, the holder of a traditional outlet franchise, seeks unspecified damages in excess of $50,000 and alleges that the Company provided inaccurate, false and misleading information to plaintiffs, and/or omitted to provide material information in connection with the negotiation and execution of a Blimpie outlet franchise agreement. The Court, upon motion by the Company, has dismissed the action, but has retained jurisdiction to enforce any arbitration award that may be entered. The several plaintiffs sought to commence one consolidated arbitration proceeding, but that was dismissed upon motion by the Company. As of the date of this Report, none of the individual claimants has commenced a proceeding against the Company. If any claimant does so, the Company intends to deny any liability and vigorously defend itself.

     An arbitration hearing has also been commenced against the Company entitled Blimpie Food Services, Inc. v. Blimpie International, Inc. F/K/A Astor Restaurant Group (case no. 511140041495). The claimant filed the demand for arbitration with the Chicago, Illinois regional office of the American Arbitration Association on November 30, 1995 and indicated that it was seeking unspecified relief. The claimant formerly was a subfranchisor whose subfranchise was terminated by the Company. On or about February 27, 1996, the Company sought leave to file a counterclaim against claimant and its principal shareholder alleging that claimant breached its subfranchise agreement and seeking a declaration that it properly terminated claimant's subfranchise agreement, and indemnification for any damages and attorneys' fees arising out of claimant's conduct in connection with the sale of Blimpie franchises to third parties. On April 9, 1996, claimant filed a motion for leave to amend the original arbitration demand to seek compensatory damages in excess of $100,000, treble and punitive damages, and attorneys' fees and costs, as well as cancellation of a promissory note executed by claimant in connection with the purchase of the subfranchise. The Company has filed an objection to claimant's motion to amend the arbitration demand and claimant has filed an objection to the Company's motion to file its counterclaim. The Company has also filed a motion to stay the arbitration based upon the arbitrator's improper findings as to certain preliminary matters. If claimant is permitted to proceed with some or all of the claims or counterclaims, the Company intends to deny any liability and vigorously defend itself and prosecute its counterclaims.

     An arbitration proceeding has also been commenced against the Company entitled Linda and Louis Seufert v. Blimpie International, Inc. (case no. 57-114-0072-95). The claimants are the holders of a Blimpie franchise seeking unspecified damages in excess of $50,000 and injunctive relief based upon allegations that the Company authorized a new-concept Blimpie outlet in a location in a Texaco station approximately 1.5 miles from claimant's location. The Company has denied any liability asserting that the new-concept Blimpie outlet is located in an entirely separate and independent marketing area and that the franchisee was not injured as its sales have not decreased or otherwise been affected by the new-concept Blimpie outlet. The arbitration hearing was held in August 1996, and the Company currently is awaiting a decision.

     It is the opinion of management that the liability, if any, arising from all pending claims and lawsuits will not have a material adverse impact upon the Company's consolidated earnings or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended June 30, 1996.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The quarter by quarter ranges of the high, low and closing prices of the Company's Common Stock on the Nasdaq National Stock Market during the fiscal year ended June 30, 1996 were, as follows:

                 Quarter-End       High        Low       Close
                 -----------       ----        ---       -----

                    9/95          12.125      6.125     10.875
                   12/95          13.125      9.125     11.125
                    3/96          12.750     10.625     11.250
                    6/96          16.000     10.750     14.625

     As of September 16, 1996, there were 460 holders of record of the Company's Common Stock.

     The Company paid its first cash dividends on its Common Stock in the amount of $.025 per share during its fiscal year ended June 30, 1993 ($.017 per share as adjusted for a 3:2 stock split effected during the fiscal year ended June 30, 1994 (the "1994 Stock Split"). During the fiscal years ended June 30, 1994, 1995 and 1996, the Company paid cash dividends aggregating $.03 ($.02 as adjusted for the 1994 Stock Split), $.05 and $.06 per share, respectively. The Company presently intends to pay dividends in or about October of each year, subject to such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30, 1995.

     The Company's net income increased 73% to $4,040,275 for the Fiscal Year ended June 30, 1996 from $2,339,916 for the Fiscal Year ended June 30, 1995. The Company's primary earnings per share increased 59% to $.43 per share for the Fiscal Year ended June 30, 1996 from $.27 per share for the prior year. During these same periods, the Company's fully diluted earnings per share increased 52% to $.41 per share from $.27 per share. Such increases are attributable to the increases discussed below in continuing fees, store equipment sales, interest income and master license fees.

     The Company's continuing fees derived from domestic franchises increased 43% to $12,441,768 for the Fiscal Year ended June 30, 1996 from $8,733,568 for the prior year. During those respective periods, revenues from the granting of domestic franchises and subfranchises increased 21% to $6,573,405 from $5,409,176 and the subfranchisors' share of such franchise and continuing fees increased 48% to $7,983,954 from $5,394,692. These increases are directly attributable to the greater number of franchised outlets that were opened, and the increase in matured subfranchise territories, resulting in the recognition of deferred subfranchise fees. While the recognition of deferred subfranchise fees caused an increase in subfranchise fee revenue, the number of new subfranchises granted and the revenue received from those grants, decreased. This decrease is a direct result of the fact that the Company has almost reached its goal of saturating the major markets of the Untied States with subfranchises, inasmuch as 90% of the major U.S. markets have been awarded. During the Fiscal Year ended June 30, 1996, the Company granted 9 domestic subfranchises covering the territories of Northeast Tennessee, Central California, Southern Florida, Northern Wyoming, Northern Florida, Milwaukee, Southwest Florida, Northern Alabama and Central Florida and received in connection therewith initial subfranchise fees aggregating $528,580. Such subfranchises provide for five or seven annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $338,709. By comparison, during the Fiscal Year ended June 30, 1995, the Company granted 20 domestic subfranchises and received initial subfranchise fees aggregating $829,935 in cash and $259,014 in principal amount of long term notes. In addition, during fiscal 1996, the Company received $185,681 in principal payments on long term notes due from existing subfranchisors as compared to $407,595 received in fiscal 1995. In connection with a goal set by the Company at the beginning of fiscal 1996 to expand the introduction of individual Blimpie franchised outlets beyond the major population centers located in existing subfranchise territories, many of the Company's subfranchisors have expanded their territories. The Company believes that such expansion will generate additional subfranchise fees and individual Blimpie outlet growth, which would in turn generate increases in franchise fees and continuing fees, as subfranchisors continue to renew their subfranchise agreements with the Company. However, no assurances can be given that such subfranchisor expansion activity will continue, or if it does, that it will result in material increments in revenue. During the Fiscal Year ended June 30, 1996, 9 domestic subfranchisors expanded and the Company received $148,314 in initial subfranchise fees in connection therewith. If all renewal term options on such expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $145,673. By comparison during fiscal 1995, 11 domestic subfranchisors expanded and the Company received $202,221 in initial subfranchise fees and $5,000 in principal amount of long term notes.

     Having substantially achieved its goal of saturating the domestic market with subfranchises, as discussed above, the Company placed greater emphasis on its prospects in the international market during fiscal 1995, and consummated the first agreement for the establishment of Blimpie outlets in Sweden in June 1995. Currently there are 4 Blimpie outlets and 23 Grab `n Go locations operating in Sweden. During the Fiscal Year ended June 30, 1996, the Company granted rights for the development of Spain which led to the opening of the first Blimpie outlet in Spain on March 25, 1996. During the Fiscal Year ended June 30, 1996, the Company also granted development rights for the United Kingdom, Egypt, Lebanon, Jordan, Dominican Republic, Australia and the Canadian provinces of Alberta, and British Columbia. These grants generated $534,232 in initial fees. One of the international grants provides for 7 annual renewal term options, and if all of such options were to be exercised, the Company would receive additional fees aggregating $157,637. The other international grants provide for annual renewal term options with various lump sums due on various dates. During the fiscal year ended June 30, 1996, there were $497,150 of lump sum payments due, all of which have been received. There are $262,500 and $87,000 due in lump sum payments during fiscal 1997 and 1998 respectively. The Company will continue to aggressively pursue the international market to mirror the success it has achieved in the United States. The Company's continuing fees derived from its outlets in Sweden and Spain increased to $22,734 for the Fiscal Year ended June 30, 1996 from $0 for the prior year, and the international developers' share of these continuing fees increased to $10,216 from $0 for the same periods.

     Store equipment sales to domestic franchises increased 19% to $13,424,298 for the Fiscal Year ended June 30, 1996 from $11,286,096 for the prior year. During such respective periods, the cost of acquisition of store equipment for domestic franchises increased 21% to $12,200,024 from $10,084,525. In addition, during these same periods, store equipment sales to international franchises increased to $78,824 from $0, and the cost of acquisition of said equipment increased to $70,841 from $0. These increases were attributable to the 10% increase in orders processed by the Company's equipment sales department (due to the greater number of Blimpie franchised outlets under construction) to 1,150 orders processed during the Fiscal Year ended June 30, 1996 from 1,046 orders processed during the prior year.

     Increases in the compensation received for providing operational, marketing and staff support to various subfranchisors resulted in the Company's management fees and other income increasing 50% to $1,418,971 for the Fiscal Year ended June 30, 1996 from $945,174 during the prior year.

     Selling, general and administrative expenses rose 22% to $9,203,507 for the Fiscal Year ended June 30, 1996 from $7,545,041 for the prior year. These increases are attributed to the continued expansion of the Company's workforce, which increased to 92 employees from 67, and increases in office and travel expenses incurred in order to provide support services to the increasing number of subfranchisors, franchisees, and master licensors.

     As a result of the availability of greater amounts of funds for investment and the interest collected on notes receivable, the Company's interest income increased 76% to $1,015,112 during the Fiscal Year ended June 30, 1996 from $578,010 during the prior year.

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.2% and 40.4% for the Fiscal Year ended June 30, 1996 and 1995, respectively.

     As a result of the increase in revenues, the Company's cash and cash equivalents increased 10% to $4,328,468 at June 30, 1996 from $3,922,173 at the prior year end.

     The Company's investments under current assets increased 147% to $5,430,950 at June 30, 1996 from $2,197,793 at the prior year end. During these same periods, investments under other assets increased 44% to $6,016,014 from $4,193,499. The overall increase in investments was a direct result of the cash available from the common stock offering hereinbelow discussed, and the Company's profitability.

     Current accounts receivable, less allowance for doubtful accounts, increased 110% to $1,455,986 at June 30, 1996 from $692,846 at the prior year end. During these same periods, the current portion of notes receivable decreased 8% to $535,163 from $583,205, the non-current portion of notes receivable, less allowance for doubtful accounts, decreased 25% to $1,495,684 from $1,983,594, and deferred revenue decreased 36% to $1,678,918 from $2,638,019. Said increase and decreases were the direct result of a policy the Company implemented during fiscal 1995, of issuing annual renewable subfranchise agreements. Prior to implementation of such policy, the Company issued a 50 to 60 year subfranchise in exchange for a one time fee or note receivable, and the revenue was recognized when all material services and conditions related to the sale were satisfied by the Company. However, if the fees were collectible over an extended period of time and no reasonable basis existed for estimating collectibility, the fees were deferred and not recognized until they were collected or the uncertainty regarding collectibility was resolved. The new agreements require the subfranchisor to purchase the territory for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. If all terms and conditions of the agreement have been met during the initial one year term and each of the subsequent one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The first year annual fee is recognized when all material services and conditions related to the sale are satisfied by the Company. Subsequent years are recognized annually upon renewal. The Company still maintains numerous subfranchise agreements under the prior policy and continues to recognize revenue under these agreements consistent with prior years. However, this number will continue to decline in the future as some old subfranchise agreements are replaced with the new agreement, upon the subfranchisor's request, and the new agreements have been used on all subfranchise sales since November 1994.

     The increase in deferred income taxes in current assets to $189,000, the increase in deferred income taxes in other liabilities to $343,000, and the decrease in both deferred income taxes in other assets and deferred income taxes payable in current liabilities to $0 were the direct result of a change in accounting method authorized by the Internal Revenue Service during fiscal 1995, related to the recognition, for tax purposes, of subfranchisor and franchise revenue and related expenses. The total revenue less related expenses of $3,516,000 is being recognized, for tax purposes, over a six year period in equal annual installments of $586,000, beginning with Fiscal Year 1995. During the Fiscal Year ended June 30, 1996, $925,000 in deferred subfranchise revenue and $205,000 in principal payments on long term notes due from existing subfranchisors was recognized for financial accounting purposes, while $586,000 was recognized for tax purposes. At June 30, 1996, the remaining balance of the revenue to be recognized for tax purposes was $2,344,000.

     The Company's property, plant and equipment increased 40% to $972,251 at June 30, 1996 from $692,579 at the prior year end. This increase resulted from the modernization and computerization of the Company's offices.

     Trademarks increased to $445,556 at June 30, 1996 from $0 at the prior year end. This increase was the result of the issuance, at fair market value, of a block of the Company's unregistered common stock in connection with the purchase of rights claimed by a third party to certain Blimpie trademarks in Canada, and the increase in costs associated with acquiring foreign trademarks.

     The increase in the number of cash on delivery transactions, as opposed to extended payment terms, and the Company's utilization of cash received to pay equipment vendors on a current basis resulted in the decrease in accounts payable of 26% to $2,697,900 at June 30, 1996 from $3,667,481 at the prior year end.

     Other current liabilities increased 16% to $851,687 at June 30, 1996 from $734,962 at the prior year end resulting from the Company's accrual of funds for the Company's franchisee convention and for the fiscal year end 1996 bonuses to employees.

     During the Fiscal Year ended June 30, 1996, 468 domestic Blimpie franchise outlets opened (171 traditional outlets and 297 new-concept outlets) in the following states: Alabama (6); Alaska (2); Arizona (10); Arkansas (5); California (16); Colorado (8); Connecticut (3); Florida (41); Georgia (17); Hawaii (3); Idaho (7); Illinois

(12); Indiana (19); Iowa (15); Kansas (7); Kentucky (13); Louisiana (8); Massachusetts (2); Michigan (15); Minnesota (6); Mississippi (3); Missouri (20); Montana (2); Nebraska (12); Nevada (15); New Jersey (6); New Mexico (2); New York (12); North Carolina (21); North Dakota (1); Ohio (17); Oklahoma (2); Oregon (3); Pennsylvania (9); Rhode Island (4); South Carolina (16); South Dakota (2); Tennessee (22); Texas (55); Utah (3); Washington (13); West Virginia
(10); and Wisconsin (3). During the same fiscal year, 5 international Blimpie franchise outlets opened (2 traditional outlets and 3 new-concept outlets) in the following areas: Spain (1); and Sweden (4). By comparison, during the Fiscal Year ended June 30, 1995, 390 domestic and 0 international Blimpie franchise outlets opened (156 traditional outlets and 234 new-concept outlets). During the Fiscal Year ended June 30, 1996, 62 domestic Blimpie franchise outlets closed (48 traditional outlets and 14 new-concept outlets) in the following states:
Arizona (2); California (3); Colorado (1); Connecticut (2); Florida (3); Georgia
(3); Hawaii (1); Idaho (1); Illinois (4); Indiana (4); Iowa (2); Kansas (2); Louisiana (1); Massachusetts (1); Michigan (3); Missouri (1); Nevada (2); New York (7); Ohio (2); Oregon (1); Pennsylvania (1); South Carolina (4); South Dakota (1); and Texas (10). By comparison, during the Fiscal Year ended June 30, 1995, 82 domestic Blimpie franchise outlets closed (55 traditional outlets and 27 new-concept outlets). During the Fiscal Year ended June 30, 1996, ten closed Blimpie franchise outlets reopened in: Connecticut (1); Idaho (1); Indiana (1); Michigan (1); New York (1); Ohio (1); Pennsylvania (1); South Dakota (1); Texas
(1); and Washington (1). By comparison, during the Fiscal Year ended June 30, 1995, 4 closed Blimpie outlets reopened.

     During the Fiscal Year ended June 30, 1996, the Company received $3,881,419 from the granting of 769 domestic individual outlet franchises (291 traditional franchisees and 478 new-concept franchisees) in the following states: Alabama
(11); Alaska (7); Arizona (15); Arkansas (3); California (67); Colorado (4); Connecticut (3); Florida (60); Georgia (39); Hawaii (2); Idaho (3); Illinois
(13); Indiana (26); Iowa (15); Kansas (12); Kentucky (23); Louisiana (13); Massachusetts (4); Michigan (27); Minnesota (13); Mississippi (4); Missouri
(24); Montana (2); Nebraska (14); Nevada (9); New Jersey (7); New Mexico (18); New York (24); North Carolina (41); North Dakota (2); Ohio (25); Oklahoma (6); Oregon (6); Pennsylvania (20); Rhode Island (7); South Carolina (23); South Dakota (2); Tennessee (26); Texas (87); Utah (7); Washington (13); West Virginia
(20); Wisconsin (16); and Wyoming (6). During the same fiscal year, the Company did not derive any revenue from the granting of 5 international individual outlet franchises (2 traditional franchisees and 3 new-concept franchisees) in the following territories: Spain (1); and Sweden (4). By comparison, during Fiscal Year ended June 30, 1995, the Company received $4,775,377 from the granting of 792 domestic individual outlet franchises (262 traditional franchisees and 530 new-concept franchisees), and neither granted nor derived any revenue from any international individual outlet franchises. The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted, and the reduction of the franchise fee to $1,000, for a limited time only to current Blimpie franchisees only, to encourage multiple outlet ownership. Of the 769 domestic individual outlet franchises granted during fiscal year 1996, 67 were at this reduced price.

Liquidity and Capital Resources

     During fiscal years 1996 and 1995, the Company did not incur any material capital commitments. The Company recently completed a public offering of 862,500 shares of its Common Stock, and derived net proceeds of approximately $4.5 million with respect thereto. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at June 30, 1996 was in excess of 3:1, and the aggregate amount of cash and cash equivalents available to the Company at that date was, and it continues to be, sufficient, in the opinion of the Company's management, to fund all of the Company's operations for the next 12 months through its internally generated funds. The current ratio at June 30, 1995 was in excess of 1.5:1.

Item 7. FINANCIAL STATEMENTS

     See the Company's financial statements included at the end of this report commencing on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning all directors and executive officers of the Company. Directors are elected at each annual meeting of shareholders to serve until the next annual meeting and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.

Name                   Age    Position
- ----                   ---    --------

Anthony P. Conza       56     Chairman of the Board,
                               President and CEO

David L. Siegel        52     Vice Chairman of the Board, Chief
                               Operating Officer and General Counsel

Patrick J. Pompeo      57     Director and Executive Vice President

Charles G. Leaness     46     Director, Executive Vice President -
                               Senior Corporate Counsel and Secretary

Harry Chernoff         50     Director

Alvin Katz             66     Director

Dennis G. Fuller       49     Senior Vice President-Global Development

Joseph A. Conza        42     Senior Vice President - Equipment and Design
                               Services

Robert S. Sitkoff      43     Senior Vice President, CFO and Treasurer

Bruce A. Kolbinsky     35     Vice President - Operations

Joseph Morgan          34     Vice President - Strategic Planning

Arthur Mancino         47     Vice President - New Business

Rebecca Killarney      39     Vice President - Marketing

     Mr. Anthony P. Conza, together with two individuals who are not affiliated with the Company, originally created the Blimpie concept in 1964. He is one of the original founders of the Blimpie outlet chain, and is a co-founder of the Company. He has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since the Company commenced business operations in 1977. Mr. Conza during the past five years also served as Vice President of the Border Cafe, Inc. and the Border 100, Inc. (each was a wholly owned direct subsidiary of the Company). In 1992, "the Entrepreneur of the Year" for New York, an award sponsored by Ernst & Young, Merrill Lynch and Inc. Magazine, was presented to Mr. Conza. In the same year, he was also named Chain Operator of the Year by the New York State Restaurant Association. He is Chairman of the Board of the Jose Limon Dance Company and is a member of the Board of Governors of The Boys & Girls Clubs of America. Mr. Conza is the brother of Joseph A. Conza, the brother-in-law of Patrick Pompeo and the father-in-law of Joseph Morgan. See "Certain Relationships and Related Transactions."

     Mr. Siegel, one of the co-founders of the Company, served as the Company's Executive Vice President and General Counsel and as a member of its Board of Directors since its formation in 1977. In September 1995, he was appointed as the Company's Vice Chairman of the Board, Chief Operating Officer and General Counsel. He also served as the Company's Treasurer from 1977 until January, 1991. He is also a practicing attorney in the City of New York. Mr. Siegel received a Bachelor of Arts degree in 1965 from Marietta College, a Juris Doctor Degree in 1968 from New York University School of Law and a Master of Laws Degree in 1970 from New York University School of Law. During the past five years, Mr. Siegel has also served as Vice President of The Border Cafe, Inc. and Border 100, Inc., and as an officer of each of the Company's leasing subsidiaries. Mr. Siegel along with Mr. Anthony P. Conza and MBI are the owners of the Blimpie Trademarks and Blimpie Marketing System, nationally and internationally.

     Mr. Pompeo has served as a director and Senior Vice President in charge of operations since the time of commencement of the Company's business operations in 1977. In September 1995, he was became an Executive Vice President. Mr. Pompeo was employed for 16 years as a floor supervisor by E.F. Hutton & Co., the former New York Stock Exchange member firm. Mr. Pompeo is also a principal shareholder, officer and director of Georgia Enterprises, Inc., the Company's Subfranchisor for the State of Georgia. Mr. Pompeo is the brother-in-law of Anthony Conza. See "Certain Relationships and Related Transactions."

     Mr. Leaness has been a member of the Company's Board of Directors since the Company commenced business operations, and served as the Company's Senior Vice President-Corporate Counsel for more than the past five years. In September, 1995, he was became an Executive Vice President. He has served as President of The Border Cafe, Inc. and President of Border 100, Inc., restaurants owned by the Company and subsequently sold. Mr. Leaness is also a principal shareholder, officer and director of Llewellyn Distributors, Inc., the Company's Subfranchisor for a part of New Jersey. Mr. Leaness received a Bachelor of Arts degree from Tulane University in 1972 and a Juris Doctor degree from New York Law School in 1982. Mr. Leaness is a practicing attorney in New York State. He currently serves as Director of the New York State Restaurant Association and is President of the New York City Chapter. Mr. Leaness also serves on the Board of Directors of both the International Franchise Association (IFA) and the Franchise Emergency Action Team (FEAT). See "Certain Relationships and Related Transactions."

     Dr. Chernoff was appointed to the Board of Directors of the Company on November 23, 1993. For more than the past five years, Dr. Chernoff has been a principal of HMS Properties, Inc., a real estate investment, development and management firm. Dr. Chernoff has an active financial and operational consulting practice with major financial institutions, and food and hospitality firms as his clients. Dr. Chernoff received a Ph.D. in Operations Management from the New York University Leonard N. Stern School of Business in 1985, and has been a member of the faculty of New York University for 20 years. He also received a B.S. degree from New York University in 1968 and an M.S. degree from that institution in 1975.

     Mr. Katz was appointed to the Board of Directors of the Company on November 23, 1993. Mr. Katz has been a member since September 1993 of the Board of Directors of Nastech Pharmaceutical Company, Inc., a company engaged in the development of pharmaceuticals. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc. which is engaged in the manufacture of capital equipment in the chip manufacturing business; BCT International, Inc., a franchisor of thermo graphic printing plants; and Foremost Industries, which is engaged in the distribution and repair of commercial refrigeration. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y. - Baruch School.

     Mr. Fuller was appointed Vice President-Franchise Development for the Company in October 1991. Prior thereto he served (from January 1990) as the Company's Director of Franchise Development. Mr. Fuller was employed by Norrell Services, Inc. in 1983 as Director of Franchise Development to direct a national franchising effort. He left Norrell Services in 1988 to join Talent Force, Inc. where he was employed until December 1989 as Director of Franchise Development. In September 1995, Mr. Fuller was appointed Vice President in charge of the Company's Global Development.

     Mr. Joseph A. Conza held the position of Vice President-Construction and Design from February 1, 1991 through August 1995. In September 1995, he was appointed Senior Vice President - Equipment and Design Services. From 1986 through his appointment as one of the Company's Vice Presidents, Mr. Conza was employed as President of Lone Star Blimpie, Inc. He has also served as President of International Southwest Blimpie, Inc. since 1990. Mr. Conza is also a principal shareholder, officer and director of International Southwest Blimpie, Inc., the Company's Subfranchisor for the Harris County (Houston), Texas market. Mr. Conza is the brother of Anthony P. Conza. See "Certain Relationships and Related Transactions."

     Mr. Sitkoff served as a Vice President, Treasurer and Chief Financial Officer of the Company from January 1991 through August 1995. In September 1995, he was appointed Senior Vice President, Treasurer and Chief Financial Officer. Between 1980 and 1985, he was self-employed as a distributor for Pepperidge Farms' Biscuit Division. Between 1986 and 1988, he was a principal shareholder and President of Blimpie of Central Florida, Inc., the Company's Subfranchisor for the Orlando, Florida market. From 1989 through 1990 he was employed as Controller of the Company. Mr. Sitkoff received a B.S. degree in Industrial Management from Georgia Institute of Technology in 1974.

     Mr. Kolbinsky has been Vice President-Operations since July 1994. Since joining the Company in October, 1990, Mr. Kolbinsky has held the positions of National Training Director and National Director of Operations. After graduating from The University of North Carolina - Chapel Hill in 1983 with a Bachelor of Arts in Business Administration, Mr. Kolbinsky became a supervisor for Domino's Pizza. Over the next six years he rose through the corporate ranks to the position of South Eastern Operations Director in 1988, a position he held until 1989. During 1989 and 1990, Mr. Kolbinsky operated several Subway(R) submarine sandwich franchise outlets.

     Mr. Morgan joined the Company in 1992 in the capacity as a corporate counsel. From 1994 through August 1995, he served as the Company's director of strategic planning. In September 1995, he was appointed as Vice President for Strategic Planning. During the three year period prior to joining the Company, Mr. Morgan attended the University of Miami School of Law, and received a J.D. degree from said institution in June 1992.

     Mr. Mancino was elected Vice President of New Business in August 1995 after serving as Blimpie's Director of New Concepts since August 1993. In this capacity he oversees development of new business opportunities in the various new-concept areas such as petroleum, education, healthcare, and the like. Mr. Mancino joined Blimpie as a salesperson in April 1992. From April 1990 to March 1992, Mr. Mancino was the Director of Franchising for EBC Franchise Group, Inc. and from July 1988 to May 1990, Mr. Mancino was Vice President of Integrated Concepts Corporation, a Burger King Franchisee.

     Ms. Killarney was appointed Vice President of Marketing in December of 1995. Upon joining the Company in June of 1991 she served as Director of Marketing. Prior to joining Blimpie Ms. Killarney worked for Hardee's Food Systems, Inc. in a Field Marketing capacity. Ms. Killarney works with the Boys & Girls Clubs of America on their National Marketing Committee.

Compliance with Section 16(a) of the Exchange Act

     Blimpie's executive officers and directors are required under the Securities Exchange Act of 1934 to file reports of beneficial ownership of the Company's equity securities with the Securities Exchange Commission. Copies of these reports must also be furnished to the Company. The Company believes that during the fiscal year ended June 30, 1996, all executive officers and directors complied with the applicable filing requirements.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation awarded to, earned by or paid to the Chief Executive Officer and all other officers of the Company earning a salary and bonus of more than $100,000. Information with respect to salary, bonus, other annual compensation, restricted stock and options is included for the fiscal years ended June 30, 1996, 1995 and 1994. The Company has not paid any compensation that would qualify as "All Other Compensation," nor has the Company made payments to any Executive Officer earning an annual salary or bonus in excess of $100,000, which may be categorized as "LTIP Payouts."

                           Summary Compensation Table

                                              Other                     Securities
Name and                                      Annual       Restricted   Underlying
Principal                                     Compen-      Stock        Options/
Position         Year   Salary($)   Bonus($)  sation ($)   Awards ($)   SARs (#)
- ----------       ----   ---------   --------  ----------   ----------   --------
Anthony P.       1996  $206,718     $46,500   $  3,267(2)
Conza, CEO       1995   172,941      27,520       --           --           --
                 1994   116,586      41,280       --           --           --

David L.         1996  $148,839     $23,250   $  3,267(2)
Siegel,          1995   145,378      13,760       --           --           --
Exec. VP & COO   1994    98,204      20,640       --           --           --

Dennis G.        1996  $ 42,134     $ 7,800   $159,326(1)   $11,160     $1,500(3)
Fuller, Sr. VP   1995    40,000       4,600    116,925(1)     9,750      1,500(3)
                 1994    40,000       6,880     80,692(1)     4,875      1,500(3)

Charles G.       1996  $105,324     $15,500   $ 12,250(2)     --           --
Leaness          1995    89,204       9,200       --           --           --
Exec. VP         1994    83,106      13,760       --           --           --

Patrick J.       1996  $102,181     $15,500   $  3,267(2)     --           --
Pompeo,          1995    87,245       9,200       --           --           --
Exec. VP         1994    83,106      13,760       --           --           --

- ----------
(1) Represents commissions paid with respect to franchise, subfranchise and master license sales consummated.

(2) Represents commissions paid with respect to master license sales consummated.

(3) In July 1993, Mr. Fuller received a five year option under the Company's 1993 Stock Incentive Plan (now the Omnibus Stock Incentive Plan) to purchase 5,000 shares which vested at the rate of 1,000 shares per year. The unvested and vested portions of the option were increased to 7,500 and 1,500 shares, respectively, in connection with the 1994 Stock Split.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth options awarded to all officers of the Company earning a salary and bonus of more than $100,000 during the fiscal year ended June 30, 1996. No options were awarded to the Company's Chief Executive

Officer, and no stock appreciation rights were awarded to any executive, during the fiscal year.

                                Individual Grants

                                     Percentage
                   Number of         of Total
                   Securities        Options/SARs
                   Underlying        Granted to     Exercise or
                   Options/SARs      Employees in   Base Price     Expiration
Name               Granted (#)       Fiscal Year    ($/Sh)         Date
- ----               -----------       ------------   -----------    ----------

Dennis G.
Fuller, Sr. VP      1,500(1)           4.9%(2)       $3.25(3)       7/99

- ----------
(1) In July 1993, Mr. Fuller received a five year option under the Company's 1993 Stock Incentive Plan (now the Omnibus Stock Incentive Plan) to purchase 5,000 shares which vested at the rate of 1,000 shares per year. The unvested and vested portions of the option were increased to 7,500 and 6,000 shares, respectively, in connection with the 1994 Stock Split.

(2) Based upon a comparison of the number of vested options granted to Mr. Fuller to the number of vested options granted to all employees during the fiscal year.

(3) Adjusted in connection with the 1994 Stock Split.

Fiscal Year End Option Values

     The following table sets forth the number of unexercised options held by all officers of the Company earning a salary and bonus of more than $100,000 during the fiscal year ended June 30, 1996. The Company's Chief Executive Officer does not hold any options to purchase shares of the Company's Common Stock. No options were exercised during such period.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                 Value of
                                                Number of        Unexercised
                                                Unexercised      In-the-Money
                                                Options/SARs at  Options/SARs
                                                FY-End (#)       at FY-End ($)

           Shares Acquired                      Exercisable/     Exercisable/
Name       on Exercise (#)  Value Realized ($)  Unexercisable    Unexercisable
- ----       ---------------  ------------------  -------------    -------------
Dennis G.  ---              ---                 4,500/3,000      $65,813/43,875
Fuller

Omnibus Stock Incentive Plan

     The Company has adopted the Omnibus Stock Incentive Plan (the "Plan") to permit the grant of awards to employees of the Company (including officers and directors who are employees of the Company or a subsidiary of the Company) of restricted shares of the Company's common stock, performance shares of the Company's common stock, stock appreciation rights relative to the Company's common stock and both incentive stock options and non-qualified options to purchase shares of the Company's common stock. A maximum of 500,000 shares may be issued under the Plan. As of June 30, 1996, options to purchase 155,550 shares had been granted under the Plan of which 2,300 have been exercised (70,950 of the remaining options vested as of said date). Also as of said date, 82,700 shares of restricted stock had been granted under the Plan (45,800 of such shares had vested as of said date).. The aggregate value of the vested shares and of the shares issuable pursuant to vested options under to the Plan was $1,371,813, based on the closing price of the Company's Common Stock on September 16, 1996. The Plan was adopted in order that the participants in the Plan will have financial incentives to contribute to the Company's growth and profitability, and to enhance the ability of the Company to attract and retain in its employ individuals of outstanding ability.

Warrants Issued to Non-Employee Directors

     On November 24, 1993, the Company issued to each of Harry Chernoff and Alvin Katz, two non-employee directors of the Company, warrants to purchase up to 7,500 shares of the Company's Common Stock at the purchase price of $6.00 per share at any time prior to November 24, 1998. On September 1, 1995, the Company issued to each of Messrs. Chernoff and Katz warrants to purchase up to 4,000 shares of the Company's Common Stock at the purchase price of $8.875 per share at any time prior to September 1, 2000.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the holdings of the Common Stock of the Company as of September 16, 1996 by (1) each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock of the Company; (2) each director and executive officer; and (3) all directors and executive officers as a group. All of the holders of the Company's Common Stock are entitled to one vote per share.

Name and Address of              Number of Shares              Percent
  Beneficial Owner            Beneficially Owned (1)          Owned (2)
- --------------------          ----------------------          ---------

Anthony P. Conza (3)              3,086,885 (4)                 32.5%

David L. Siegel (3)               1,507,830                     15.9%

Charles G. Leaness (3)              441,908                      4.7%

Patrick J. Pompeo (3)               394,137 (5)                  4.2%

Dennis G. Fuller (3)                 24,410 (6)                   *

Robert S. Sitkoff (3)                42,200 (7)                   *

Joseph Conza (3)                     42,913 (8)                   *

Bruce A. Kolbinsky (3)               12,157 (9)                   *

Alvin Katz (10)                      11,500 (11)                  *

Harry Chernoff (12)                  13,768 (13)                  *

Joseph Morgan (3)                    24,250 (14)                  *

Arthur Mancino (3)                    6,750 (15)                  *

Rebecca Killarney (3)                12,393 (16)                  *

All Directors
  and Executive Officers
  as a Group (13 Persons)         5,621,101 (17)                59%
- ----------

* Represents less than 1%.

(1) Includes shares actually and beneficially owned.

(2) Based on 9,496,276 shares of the Company's Common Stock outstanding on September 16, 1996.

(3) The address of Messrs. A. Conza, Siegel, Leaness, Pompeo, Fuller, Sitkoff,
J. Conza, Kolbinsky, Morgan, Mancino and Ms. Killarney is 740 Broadway, New York, New York 10003.

(4) Does not include (a) 36,250 shares owned by Mr. Conza's daughter, (b) 7,000 shares owned by Mr. Morgan (Mr. Conza's son-in-law), (c) 15,000 shares owned jointly by Mr. Conza's daughter and Mr. Morgan over which Mr. Morgan has sole voting power, (d) 4,150 shares owned by Mr. Conza's parents, (e) 42,913 shares owned by Joseph Conza, the brother of Mr. Conza, and (f) 54,000 shares held by Mr. Conza's daughter as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Conza disclaims beneficial ownership.

(5) Does not include 6,300 shares held by Mr. Pompeo's sister and brother-in-law, as to which Mr. Pompeo disclaims beneficial ownership.

(6) Includes 6,000 shares of Common Stock which Mr. Fuller has the right to acquire within 60 days from the date hereof upon the exercise of options held by him and 30 shares held by Mr. Fuller as custodian for his daughter under the Georgia Transfers to Minors Act. Does not include 5,355 shares held by Mr. Fuller's mother, 1,900 shares held by Mr. Fuller's father-in-law and 750 shares held by Mr. Fuller's mother as custodian for his daughter under the Georgia Transfers to Minors Act, as to all of which Mr. Fuller disclaims beneficial ownership.

(7) Includes 36,000 shares of Common Stock which Mr. Sitkoff has the right to acquire within 60 days from the date hereof upon the exercise of options held by him.

(8) Includes 6,000 shares of Common Stock which Mr. Joseph Conza has the right to acquire within 60 days from the date hereof upon the exercise of options held by him.

(9) Includes 6,000 shares of Common Stock which Mr. Kolbinsky has the right to acquire within 60 days from the date hereof upon the exercise of options held by him. Excludes 3,303 shares owned by Mr. Kolbinsky's father, as to which Mr. Kolbinsky disclaims beneficial ownership.

(10) The address of Mr. Katz is 301 N. Birch Road, Ft. Lauderdale, Florida
33304.

(11) Includes 11,500 shares of Common Stock which Mr. Katz has the right to acquire within 60 days from the date hereof upon the exercise of warrants held by him. See "Executive Compensation - Warrants Issued to Non-Employee Directors."

(12) The address of Mr. Chernoff is 286 Spring Street, Suite 401, New York, New York.

(13) Includes 11,500 shares of Common Stock which Mr. Chernoff has the right to acquire within 60 days from the date hereof upon the exercise of warrants held by him. See "Executive Compensation - Warrants Issued to Non-Employee Directors."

(14) Includes 2,250 shares of Common Stock which Mr. Morgan has the right to acquire within 60 days from the date hereof upon the exercise of options held by him. Does not include (a) 36,250 shares held by Mr. Morgan's wife (Mr. A. Conza's daughter), (b) 700 shares held by Mr. Morgan's son, and (c) 54,000 shares held by Mr. Morgan's wife as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Morgan disclaims beneficial ownership.

(15) Includes 600 shares of Common Stock which Mr. Mancino has the right to acquire within 60 days from the date hereof upon the exercise of options held by him. Does not include 400 shares held by Mr. Mancino's father-in-law and 100 shares held by his sister, as to which Mr. Mancino disclaims beneficial ownership.

(16) Includes 6,000 shares of Common Stock which Ms. Killarney has the right to acquire within 60 days from the date hereof upon the exercise of options held by her.

(17) Includes 85,850 shares of Common Stock which the holders thereof have the right to acquire within 60 days from the date hereof upon the exercise of options and warrants held by them. Does not include: (a) 36,250 shares owned by Mr. Anthony Conza's daughter, 4,150 shares owned by Mr. Conza's parents, and 54,000 shares held by Mr. Conza's daughter as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Conza disclaims beneficial ownership; (b) 6,300 shares held by Mr. Pompeo's sister and brother-in-law, as to which Mr. Pompeo disclaims beneficial ownership; (c) 5,355 shares held by Mr. Fuller's mother, 1,900 shares held by Mr. Fuller's father-in-law and 750 shares held by Mr. Fuller's mother as custodian for his daughter under the Georgia Transfer to Minors Act, as to all of which Mr. Fuller disclaims beneficial ownership; (d) 3,303 shares owned by Mr. Kolbinsky's father, as to which Mr. Kolbinsky disclaims beneficial ownership; (e) 36,250 shares held by Mr. Morgan's wife, 700 shares held by Mr. Morgan's son, and 54,000 shares held by Mr. Morgan's wife as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Morgan disclaims beneficial ownership; and (f) 400 shares held by Mr. Mancino's father-in-law and 100 shares held by his sister, as to all of which Mr. Mancino disclaims beneficial ownership.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years ended June 30, 1996 and 1995, the Company paid $893,000 and $781,000 respectively, to Georgia Enterprises, Inc., a corporation partially owned by Patrick Pompeo, an Executive Vice President and Director of the Company, and Joseph Conza, a Senior Vice President of the Company, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the Georgia market. During the same two fiscal years the Company paid $339,000 and $318,000, respectively, to Llewellyn Distributors, Inc. ("Llewellyn"), a corporation partially owned by Charles G. Leaness, a Director and Executive Vice President of the Company, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the northern New Jersey market. The Company also paid $165,000 and $120,000, respectively, to International Southwest Blimpie, Inc. ("Southwest"), a corporation principally owned and controlled by Joseph Conza, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the Houston market.

     Each of the aforementioned transactions was effected pursuant to written agreements between the Company and the parties thereto. Such agreements are substantially identical to the standard form of Subfranchise agreement that the Company enters into with unaffiliated Subfranchisors. See "Business - The Blimpie Outlet Franchise and Subfranchise." In the opinion of the Company's management, each such agreement is on terms as favorable to the Company as would be available from an unrelated third party.

     During the fiscal years ended June 30, 1996 and 1995, the Company received $245,000 and $163,000 respectively, in management fees from Georgia Enterprises, Inc., the Company's Subfranchisor for the State of Georgia, of which Mr. Pompeo is a principal shareholder, officer and director. Such fees were received pursuant to a written agreement which provides that in consideration of the Company's provision of operational and administrative support functions to Georgia Enterprises, Inc., the Company shall be reimbursed with respect to the expenses incurred by the Company in connection therewith pursuant to a payment scale set forth in the agreement. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of the Company's management, the agreement is on terms as favorable to the Company as would be available from an unrelated third party.

     During the fiscal years ended June 30, 1996 and 1995, the Company received $85,000 and $61,000, respectively, in management fees from Llewellyn, the Company's Subfranchisor for New Jersey, of which Mr. Leaness is a principal shareholder, officer and director. Such fees were paid pursuant to a written agreement which provides that the Company shall be reimbursed by Llewellyn for costs incurred by the Company in providing operational support services to Llewellyn. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of the Company's management, the agreement is on terms as favorable to the Company as would be available from an unrelated third party.

     During the fiscal years ended June 30, 1996 and 1995, the Company received $61,000 and $67,000, respectively, in management fees from Southwest. The management fees were paid pursuant to a written agreement which provides that the Company shall be reimbursed by Southwest for costs incurred by the Company in providing operational support services to Southwest. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of the Company's management, the agreement is on terms as favorable to the Company as would be available from an unrelated third party.

     In April 1994, Mr. Leaness borrowed the sum of $20,000 from the Company, and collateralized the payment thereof with the same 120,000 shares of Common Stock which he pledged in connection with his above-mentioned $60,000 option exercise and loan transaction. Said $20,000 loan is payable upon demand and bears interest at the rate of 5% per annum.

     In March 1995, Joseph Conza borrowed the principal amount of $55,500 from the Company. Said indebtedness is payable in constant bi-monthly payments of principal and interest computed at the rate of 8% per annum on the basis of a 20 year amortization schedule, and the unpaid balance of principal and accrued but unpaid interest shall become due and payable on April 16, 2000, provided, however, that, Mr. Conza may extend the term of the loan through April 15, 2015 as long as no default exists with regard to said loan when it originally matures. Mr. Conza pledged 10,000 unregistered shares of the Company's Common Stock as collateral security for the payment of all sums due under said loan. As of the end of the fiscal year, Mr. Conza was current with respect to his payment obligations and the outstanding principal balance had been reduced to $54,021.

     The Company has acquired the rights possessed by Anthony P. Conza and David
L. Siegel regarding the licensing of the Blimpie Trademarks and the Blimpie Marketing System for all non-U.S. territories, pursuant to a 99 year license Agreement. Said agreement provides for payment of certain income-based fees to Messrs. Conza and Siegel, and further provides for cancellation by Messrs. Conza and Siegel if the Company fails to pay them a minimum annual fee aggregating $350,000 during the first five years of the term, and a minimum aggregate fee of $150,000 per year (subject to an annual cost of living adjustment) during the balance of such term. The payments made to Messrs. Conza and Siegel under this agreement were $230,713 during the most recent fiscal year. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation."

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description
- -----------                         -----------

3.1       Certificate of Incorporation of the Company, as amended*

3.2       By-laws of the Company*

4.1       Specimen stock certificate of the Company's common stock*

10.1 Trademark Agreement dated as of August 1, 1976 among Peter DeCarlo, Anthony P. Conza and David L. Siegel*

10.2 Modification Agreement dated as of November 15, 1977 by and among Peter DeCarlo, Anthony P. Conza and David L. Siegel*

10.3 Agreement dated as of June 15, 1981 by and between Peter DeCarlo, Anthony P. Conza and David L. Siegel*

10.4 Agreement dated as of June 1, 1977 by and between Anthony P. Conza and David L. Siegel and International Blimpie Corporation*

10.5 Agreement dated as of December 15, 1980 by and between International Blimpie of Illinois, Inc. and International Blimpie Corporation*

10.6 Trademark Distribution Agreement dated July 18, 1984 by and between International Blimpie Corporation and ISM, Inc. and Anthony P. Conza, Peter DeCarlo and David Siegel* 10.7 Agreement dated April 30, 1992 by and between Astor Restaurant Group, Inc. and Blimpie of California, Inc. and ISM, Inc*

10.8 Replacement Subfranchise Agreement dated as of October 17, 1991 by and between Astor Restaurant Group, Inc. and Patrick J. Pompeo and Joseph Conza*

10.9 Agreement dated July 19, 1991 by and between Metropolitan Blimpie, Inc. and Astor Restaurant Group, Inc*

10.10 Area Distributor's Agreement dated October 6, 1976 between International Blimpie Corporation and Jeffrey P. Wiener and Charles Leaness*

10.11 Subfranchise Agreement dated April 1, 1984 by and between International Blimpie Corporation and Joseph P. Conza*

10.12 Lease dated as of December 2, 1987 by and between First Capital Income Properties, Ltd. - Series IX and Blimpie Capital Corporation and Lease Modification Agreement dated November 1, 1989 and Second Lease Modification Agreement dated August 21, 1991 between the parties thereto*

10.13 Service Agreement dated as of August 1, 1992 between the Company and Mellon Securities Trust Company*

10.14 Option, Loan, and Pledge Agreements and Promissory Note dated as of December 20, 1991 between Astor Restaurant Group, Inc. and Patrick J. Pompeo*

10.15 Option, Loan and Pledge Agreements and Promissory Note dated as of December 20, 1991 between Astor Restaurant Group, Inc. and David L. Siegel*

10.16 Option, Loan and Pledge Agreements and Promissory Note dated as of December 20, 1991 between Astor Restaurant Group, Inc. and Charles G. Leaness*

10.17 Option, Loan and Pledge Agreements and Promissory Note dated as of December 20, 1991 between Astor Restaurant Group, Inc. and Anthony P. Conza*

10.18 Agreement dated as of January 31, 1992 by and between Astor Restaurant Group, Inc. and Barber & Bronson, Inc*

10.19     Blimpie Retirement Plan (401(k) Profit Sharing Plan*

10.20     Copy of the Company's Group Life, Accident and Health Insurance
          Policy*

10.21 Agreement dated December 18, 1991 between Astor Restaurant Group, Inc. and Llewellyn Distributors, Inc*

10.22 Agreement dated March 1, 1992 between Blimpie International, Inc. and International Southwest Blimpie, Inc*

10.23 Agreement dated March 1, 1992 between Blimpie International, Inc. and Blimpie of Atlanta, Inc*

10.24     1993 Stock Incentive Plan*

10.25     Form of Option Issuable Under the 1993 Stock Incentive Plan*

10.26     Standard Form of Franchise Agreement*

10.27     Standard Form of Subfranchise Agreement*

10.28 Agreement dated June 13, 1991 by and between International Blimpie Co., an unincorporated division of Astor Restaurant Group, Inc. and Blimpie Fifty-Seven, Inc*

10.29 Form of indemnity agreement between the Company and its directors and/or officers*

10.30     Standard Form of Sublease Agreement*

10.31 Lease dated February 18, 1993 between Lafayette Astor Associates and 740 Broadway Top Floor Corp. and Guaranty of Blimpie International, Inc. with respect thereto*

10.32 Fourth Lease Modification Agreement dated April 27, 1994 between First Capital Income Properties, Ltd., - Series IX and Blimpie Capital Corporation*

10.33 Agreement dated July 19, 1993 by and between Marc Haskell, Andrew Whitman, Riaz Baksh and The Border Cafe, Inc. and Blimpie International, Inc*

10.34 Agreement dated May 24, 1993 by and between Metropolitan Blimpie, Inc., Anthony P. Conza, David L. Siegel and Blimpie International, Inc*

10.35 Equipment Lease Agreement dated January 24, 1992 by and between Rapid Leasing International, Inc. and Consal Enterprises, Inc*

10.36 License Agreement dated July 19, 1993 between The Border Cafe, Inc. and Blimpie International, Inc*

10.37 Promissory Note, Note Addendum and Pledge Agreement dated March 24, 1995 between Joseph Conza and the Company*

10.38     Form of Warrant Issued to Non-Employee Directors*

10.39     Warrant dated February 12, 1993 Issued to Barber & Bronson
          Incorporated*

10.40     Option dated September 15, 1994 Issued to Kirschenbaum & Bond, Inc*

10.41 Financial Consulting Agreement by and between Barber & Bronson Incorporated and Blimpie International, Inc. (a copy of which was filed with the Commission on July 19, 1995 as Exhibit 10.41 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Reg. No. 33-93738), and is hereby incorporated herein by this reference).

10.42 International Trademark Licensing Agreement among Anthony P. Conza, David L. Siegel and the Company*

21        Subsidiaries of the Company

- ----------
* (a copy of which was filed with the Commission on June 30, 1995 as an Exhibit of corresponding number to the Company's Registration Statement on Form SB-2 (Reg. No. 33-93738), and is hereby incorporated herein by this reference)

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1995.

                        Report of Independent Accountants


To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Blimpie International, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blimpie International, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
September 4, 1996

Blimpie International, Inc. and Subsidiaries
Consolidated Balance Sheets

- --------------------------------------------------------------------------------------------------------
                                                                                 June 30         June 30
Assets                                                                              1996            1995
- --------------------------------------------------------------------------------------------------------
Current
 o Cash and cash equivalents                                                $  4,328,468    $  3,922,173
 o Investments                                                                 5,430,950       2,197,793
 o Accounts receivable, less allowance for doubtful accounts of
    $46,400 in 1996 and $129,475 in 1995                                       1,455,986         692,846
 o Prepaid expenses and other current assets                                     674,203         630,302
 o Deferred income taxes                                                         189,000
 o Current portion of notes receivable                                           535,163         583,205
                                                                            ------------    ------------
Total Current Assets                                                          12,613,770       8,026,319
                                                                            ------------    ------------
Property, Plant and Equipment - at cost  less accumulated
 depreciation of $575,879 in 1996 and $377,926 in 1995                           972,251         692,579
Other Assets
 o Notes receivable less allowance for doubtful accounts of
    $46,656 in 1996 and $88,390 in 1995 and less current portion               1,495,684       1,983,594
 o Investments                                                                 6,016,014       4,193,499
 o Deferred income taxes                                                                          88,549
 o Trademarks - at cost, less accumulated amortization of $19,132 in 1996        445,556
 o Other                                                                         279,386         266,965
                                                                            ------------    ------------
Total Other Assets                                                             8,236,640       6,532,607
                                                                            ------------    ------------
                                                                            $ 21,822,661    $ 15,251,505
                                                                            ============    ============
- --------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
- --------------------------------------------------------------------------------------------------------
Current
 o Accounts payable                                                         $  2,697,900    $  3,667,481
 o Current portion of long-term debt                                               7,536           6,063
 o Income taxes payable                                                          563,912         831,716
 o Deferred income taxes payable                                                                  52,549
 o Other current liabilities                                                     851,687         734,962
                                                                            ------------    ------------
Total Current Liabilities                                                      4,121,035       5,292,771
                                                                            ------------    ------------
Deferred Revenue                                                               1,678,918       2,638,019
                                                                            ------------    ------------
Deferred Income Taxes                                                            343,000
                                                                            ------------
Long-Term Debt, less current portion                                               5,202          12,738
                                                                            ------------    ------------
Commitments and Contingencies (Note 8)
Shareholders' Equity
 o Common stock, par value $.01 - authorized  20,000,000 shares;
    issued and outstanding 9,480,876 and 8,576,126 shares, respectively           94,809          85,761
 o Additional paid-in capital                                                  7,703,510       2,837,640
 o Retained earnings                                                           8,132,082       4,659,788
 o Net unrealized loss on marketable securities                                   (3,590)        (17,532)
                                                                            ------------    ------------
                                                                              15,926,811       7,565,657
 o Less: Subscriptions receivable                                                252,305         257,680
                                                                            ------------    ------------
Total Shareholders' Equity                                                    15,674,506       7,307,977
                                                                            ------------    ------------
                                                                            $ 21,822,661    $ 15,251,505
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
Consolidated Statements of Operations

- --------------------------------------------------------------------------------------------------
                                                                               Year Ended June 30
                                                                               1996           1995
- --------------------------------------------------------------------------------------------------
Revenues
 o Continuing fees                                                       $12,464,502   $ 8,733,568
 o Subfranchisor fees, master license fees and sale of franchises          7,604,787     5,409,176
 o Store equipment sales                                                  13,503,122    11,286,096
 o Management fees and other income                                        1,418,971       945,174
                                                                         -----------   -----------
                                                                          34,991,382    26,374,014
                                                                         -----------   -----------
Expenses
 o Subfranchisors' share of franchise and continuing fees                  7,994,170     5,394,692
 o Store equipment cost of sales                                          12,270,865    10,084,525
 o Selling, general and administrative expenses                            9,203,507     7,545,041
 o Interest expense                                                            2,677         3,850
                                                                         -----------   -----------
                                                                          29,471,219    23,028,108
                                                                         -----------   -----------

Operating Income                                                           5,520,163     3,345,906

Interest income                                                            1,015,112       578,010
                                                                         -----------   -----------

Income before income taxes                                                 6,535,275     3,923,916

Income taxes                                                               2,495,000     1,584,000
                                                                         -----------   -----------

Net Income                                                               $ 4,040,275   $ 2,339,916
                                                                         ===========   ===========

Primary earnings per share                                               $      0.43   $      0.27
                                                                         ===========   ===========
Fully diluted earnings per share                                         $      0.41   $      0.27
                                                                         ===========   ===========

- ----------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareholders' Equity
Years ended June 30, 1996 and 1995
- ----------------------------------------------------------------------------------------------------------------------------
                                               Common Stock
                                        ------------------------      Additional                   Unrealized
                                             Shares                      paid-in        Retained      holding
                                        Outstanding       Amount         capital        earnings   gain (loss)        Total
                                        -----------    ---------     -----------    ------------  ------------  -----------
Balance - June 30, 1994                   8,560,626    $  85,606     $ 2,739,858    $ 2,748,570   $             $ 5,574,034
 o Stock incentive granted/stock
    options exercised                        15,500          155          97,782                                     97,937
 o Dividends paid                                                                      (428,698)                   (428,698)
 o Net income                                                                         2,339,916                   2,339,916
 o Net unrealized loss on
    marketable securities                                                                             (17,532)      (17,532)
                                        -----------    ---------     -----------    ------------  ------------  -----------
Balance - June 30, 1995                   8,576,126       85,761       2,837,640      4,659,788       (17,532)    7,565,657
 o Stock incentive granted/stock
     options exercised                       17,250          173         141,335                                    141,508
 o Purchase Canadian Trademark               25,000          250         271,625                                    271,875
 o Stock offering                           862,500        8,625       4,452,910                                  4,461,535
 o Dividends paid                                                                      (567,981)                   (567,981)
 o Net income                                                                         4,040,275                   4,040,275
 o Net unrealized gain on
    marketable securities                                                                               13,942       13,942
                                        -----------    ---------     -----------    ------------  ------------  -----------
Balance - June 30, 1996                   9,480,876     $ 94,809     $ 7,703,510    $ 8,132,082   $     (3,590) $15,926,811
                                        ===========    =========     ===========    ============  ============  ===========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

- ------------------------------------------------------------------------------------------
                                                                      Year Ended June 30
                                                                      1996           1995
- -----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                   $ 4,040,275    $ 2,339,916
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     o Depreciation and amortization                               237,497        139,521
     o Incentive stock granted                                     136,058         93,062
     o Decrease (increase) in:
        Accounts receivable                                       (763,140)       133,193
        Prepaid expenses and other current assets                  (43,901)      (478,168)
        Other assets                                              (211,454)      (130,113)
        Deferred income taxes                                      190,000        (36,000)
        Notes receivable                                           535,952      1,218,398
     o Increase (decrease) in:
        Accounts payable                                          (969,581)     1,797,239
        Income taxes payable                                      (267,804)       534,801
        Other current liabilities                                  116,725        472,968
        Deferred revenue                                          (959,101)      (768,322)
                                                               -----------    -----------
     o Net cash provided by operating activities                 2,041,526      5,316,495
                                                               -----------    -----------
Cash Flows From Investing Activities
  Purchase of available-for-sale securities                       (101,763)
  Proceeds from sale of available-for-sale securities               74,398
  Reinvested dividends of available-for-sale securities            (10,099)       (10,680)
  Purchase of held-to-maturity securities                       (7,562,621)    (5,356,501)
  Proceeds from maturities of held-to-maturity securities        2,558,354      1,576,838
  Disposal of property, plant and equipment                         17,337
  Acquisition of property, plant and equipment                    (509,153)      (406,009)
                                                               -----------    -----------
     o Net cash used in investing activities                    (5,533,547)    (4,196,352)
                                                               -----------    -----------
Cash Flows From Financing Activities
  Proceeds from stock warrants/options exercised                     5,450          4,875
  Proceeds from stock offering                                   4,461,535
  Collections on officer notes receivable for stock purchase         5,375          5,528
  Cash dividends paid                                             (567,981)      (428,698)
  Repayment of long-term debt                                       (6,063)        (5,252)
                                                               -----------    -----------
     Net cash provided by (used in) financing activities         3,898,316       (423,547)
                                                               -----------    -----------
Net increase in Cash and Cash Equivalents                          406,295        696,596
Cash and Cash Equivalents, at beginning of year                  3,922,173      3,225,577
                                                               -----------    -----------
Cash and Cash Equivalents, at end of year                      $ 4,328,468    $ 3,922,173
                                                               ===========    ===========
Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for:
     o Interest                                                $     2,677    $     3,850
     o Income taxes                                              3,508,798      1,049,199
 Noncash investing and financing activities:
     o Canadian trademark stock issuance                           271,875
     o Net unrealized gain (loss) on marketable securities          13,942        (17,532)

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 1: Description of Company

     Blimpie International, Inc. (the "Company") engages in franchising, subfranchising and master licensing the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs, which are the basic attributes of the chain of non-cooking, quick service sandwich outlets as "Blimpie" outlets. The main products sold in a Blimpie outlets are submarine sandwiches and salads. The Company does not operate any Blimpie outlets, subfranchisor or master licensor areas.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     Fees relating to subfranchisor and master licensor sales are recognized when all material services or conditions relating to the sale are substantially performed or satisfied by the Company. If fees are collectible over an extended period and no reasonable basis exists for estimating collectibility, those fees are recognized as they are collected or when the uncertainty regarding collectibility of fees is resolved.

     Initial fees from the awarding of individual franchises are deferred and recorded as revenue when the franchisee's outlet is opened. Expenses associated with site selection, real estate, training, commissions and design are deferred and charged to expense when the initial fees are recognized. Continuing fees from franchised outlets are recorded as revenue when earned.

Cash

     The Company has cash deposits with financial institutions which fluctuate in excess of federally insured limits. If these financial institutions were not to honor their contractual liability, the Company could incur losses. Management is of the opinion that there is no risk of loss because of the financial strength of the financial institutions.

Investments

     Investment securities with maturities of three months or less at the time of acquisition are considered cash equivalents. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities included in the company's investment portfolio for which there is a positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. The fair value is estimated based on quoted market prices for those or similar investments. Net unrealized gains and losses, determined on the specific identification method, on securities classified as available-for-sale are carried as a separate component of Stockholders' Equity.

Fair Market Value Disclosure

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of the fair value of certain items, including receivables, payables, debt and investments. The Company believes that the amounts disclosed within the consolidated balance sheet do not differ significantly from fair value as defined in SFAS 107. The carrying value of cash and cash equivalents and accounts receivable approximates fair value because of the short maturity of those instruments. The carrying value of notes receivable was deemed appropriate since recognition was deferred until such time as collection can be assured. The carrying value of amounts due from related parties was deemed to approximate fair value based on current market conditions as well as the relationship of the parties.

Accounts and Notes Receivable

     The Company provides an allowance for doubtful receivables equal to the estimated collection losses that will be incurred in the collection of all receivables. The estimated losses are based on historical collection experience coupled with a review of all existing receivables.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 2: Summary of Significant Accounting Policies (continued)

Depreciation

     Depreciation is computed over the estimated useful lives of the assets using both accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized.

Trademarks

     Trademarks are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful life of 15 years.

Income Taxes

     The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property and revenues.

Earnings per Share and Per Share Amounts

     Primary earnings per share amounts are computed on the weighted average number of shares actually outstanding: 9,372,447 in 1996 and 8,573,797 in 1995. Fully diluted earnings per share amounts are based on the increased number of shares that would be outstanding assuming conversion of options and warrants.

Common Stock

     On January 10, 1995, the shareholders approved an increase in the authorized common stock from 10,000,000 shares to 20,000,000. On August 11, 1995, the Company issued 862,500 additional shares of common stock (see Note
15).

Accounting Pronouncements

     In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" (SFAS 123), which the Company is required to adopt effective for fiscal year ended June 30, 1997. SFAS 123 establishes optional alternative accounting methods for stock-based compensation as well as new required disclosures. The Company has elected to account for stock-based compensation under previously existing accounting guidance. As such, SFAS 123 will be adopted in fiscal year ended June 30, 1997 for disclosure purposes only and will not impact the Company's financial position, annual operating results or cash flows.

Reclassifications

     Certain amounts have been reclassified to conform with current year presentation.

Note 3: Investments

     The following is a summary of available-for-sale and held-to-maturity securities included in investments as of June 30, 1996:

                                                    Unrealized         Fair
                                          Cost      Loss(Gain)        Value
                                      -----------   -----------    -----------
 Available-for-Sale Securities:
   Current
         Common stock                 $    86,362   $     1,230    $    85,132
         Preferred stock                  255,896         2,818        253,078
         Mutual funds                      86,829          (458)        87,287
                                      -----------   -----------    -----------
                                      $   429,087   $     3,590    $   425,497
                                      -----------   -----------    -----------
 Held-to-Maturity Securities:
   Current
         U.S. Government securities   $ 5,005,453   $    18,340    $ 4,987,113
   Long-Term
         U.S. Government securities     6,016,014         7,114      6,008,900
                                      -----------   -----------    -----------
                                      $11,021,467   $    25,454    $10,996,013
                                      ===========   ===========    ===========

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 4: Notes Receivable

     Notes receivable consisted of the following as of June 30:

                                                            1996         1995
                                                         ----------   ----------

Notes from subfranchisors, with interest  ranging from
 8% to 19% payable at various dates through June, 2008 $1,900,608 $2,435,595 Notes receivable from sale of discontinued segment due in weekly installments of $599 including interest of
 10% per annum through March, 2000                          102,007      122,645
Notes receivable from an officer due in bi-monthly
 installments of $232 including interest of 8% per
 annum through April, 2000
                                                             54,021       55,216
Other                                                        20,867       41,733
                                                         ----------   ----------
                                                          2,077,503    2,655,189
Allowance for doubtful accounts                              46,656       88,390
                                                         ----------   ----------
                                                          2,030,847    2,566,799
Current maturities                                          535,163      583,205
                                                         ----------   ----------
                                                         $1,495,684   $1,983,594
                                                         ==========   ==========

Note 5: Property, Plant and Equipment

     The major components of property and equipment and depreciation periods as of June 30 are:

                                              Cost
                                     -----------------------  Depreciation
        Item                            1996         1995           Period
- -----------------------------        ----------   ----------  ------------
Buildings                            $   80,865   $   80,865   14-40 years
Office furniture and fixtures         1,344,436      903,646   5-10 years
Automobiles                             122,829       85,994   5 years
                                     ----------   ----------
                                      1,548,130    1,070,505
Less accumulated depreciation           575,879      377,926
                                     ----------   ----------
                                     $  972,251   $  692,579
                                     ==========   ===========

Note 6: Long-Term Debt

Long-term debt consists of the following as of June 30:
                                                         1996      1995
                                                       ------    -------
Note payable to individual in weekly installments of
 $229, including interest at 17% per annum through
 January, 1998                                         $12,738   $18,801
Less: current portion                                    7,536     6,063
                                                       -------   -------
                                                       $ 5,202   $12,738
                                                       =======   =======

     The amounts of the long-term debt maturing in each of the following years ending June 30 are as follows: 1997 - $7,536 and 1998 - $5,202.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 7: Income Taxes

     The provision for income taxes is comprised as follows for the years ended June 30:

                                    1996          1995
                                -----------   -----------
        Federal
          Current               $ 1,959,000   $ 1,388,000
          Deferred                  161,000       (31,000)
                                -----------   -----------
                                  2,120,000     1,357,000
                                -----------   -----------

        State
          Current                   346,000       232,000
          Deferred                   29,000        (5,000)
                                -----------   -----------
                                    375,000       227,000
                                -----------   -----------
                                $ 2,495,000   $ 1,584,000
                                ===========   ===========

     The following is a reconciliation of income taxes to normal expected Federal income tax computed by applying statutory rates for the years ended June 30:

                                             1996         1995
                                          ----------   ----------
        Federal  statutory rate - 34%     $2,222,000   $1,334,000
        State or local taxes, net
        of federal benefit                   245,000      153,000
        Non deductible expenses               27,000       26,000
        Other                                  1,000       71,000
                                          ----------   ----------
                                          $2,495,000   $1,584,000
                                          ==========   ==========

     For the year ended June 30, 1995, the Internal Revenue Service granted a change in accounting method relating to the recognition, for tax purposes, of subfranchisor and franchise revenue and related expenses. The remaining revenue and related expenses from these changes will be recognized for tax purposes in equal amounts over the next four years. The components of temporary differences and their tax effects which comprise the Company's net deferred tax asset (liability) are as follows at June 30:

                                                1996         1995
                                              ---------    ---------
        Deferred tax assets:
          Franchise revenue recognition       $ 148,532    $ 187,901
          Other                                  97,226       64,917
                                              ---------    ---------
                                                245,758      252,818
                                              ---------    ---------
        Deferred tax liabilities:
          Subfranchisor revenue recognition    (399,758)    (216,818)
                                              ---------    ---------
                                              $(154,000)   $  36,000
                                              =========    =========

Note 8: Commitments and Contingencies

     The Company leases its facilities under noncancelable operating leases, expiring in various years through the year 2003. The minimum future annual rentals under these noncancelable operating leases as of June 30, 1996 for each of the next five years and in the aggregate, are as follows:

                   Year               Amount
                 ----------         ----------
                   1997             $  268,320
                   1998                273,661
                   1999                267,404
                   2000                240,207
                   2001                245,548
                 Thereafter            184,000
                                    ----------
                                    $1,479,140
                                    ==========

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 8: Commitments and Contingencies (continued)

     The Company is also obligated for increases in real estate taxes and operating costs. Rent expenses including real estate taxes and operating costs amounted to $307,410 in 1996 and $280,588 in 1995.

     The Company's leasing subsidiaries execute leases for the approved Blimpie outlet locations. The subsidiaries have been organized for the purpose of negotiating and signing the primary lease and, after execution, sublease the premises to a franchisee. Under the terms of the agreement, the subsidiary's liability is limited to it's net assets and the landlord agrees to not commence any legal proceedings against Blimpie International, Inc. The franchisee assumes the payment of rent and agrees to perform all terms, convenants and conditions of the original lease. Since the franchisee is substituted under the original lease agreement and the subsidiary is secondarily liable only to the extent of it's net assets, accounting and reporting of the sublease is not included in the consolidated financial statements. As of June 30, 1996 there were 509 leasing subsidiaries with aggregate net assets of $604,049, which are included in cash and other assets on the consolidated balance sheet. The terms of these leases range from 5 to 20 years. The minimum annual lease payments for the fiscal years ending June 30 are as follows:

                             Year                  Amount
                            ----------           ----------
                             1997                $12,439,253
                             1998                 11,729,315
                             1999                 11,219,792
                             2000                 10,219,389
                             2001                  8,567,866
                            Thereafter            24,371,815
                                                  ----------
                                                 $78,547,430
                                                  ==========

     According to the terms of signed agreements between the Company and its franchisees, the Company is obligated, among other things, to supply to the franchisee logo types, dies, mats, etc., of its trademarks, along with sets of materials, manuals and forms at a price equivalent to the Company's cost for such materials, and certain training and continued support. The Company also assists in the selection and purchase of equipment and helps the franchisee to obtain financing of the initial cost of franchising. Area subfranchisors and master licensors responsible for providing day-to-day operational support for Blimpie franchise outlets in their territory, while receiving compensation amounting to half of the fees from the individual Blimpie franchises, are under the Company's supervision.

     Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of June 30, 1996 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

Note 9: Trademarks

     Messrs. Anthony P. Conza and David L. Siegel (both of whom are officers, directors and principal shareholders of the Company), and Metropolitan Blimpie, Inc. ("MBI"), an unrelated company, own respectively, undivided 40%, 20% and 40% interests in the Blimpie trademarks and the Blimpie marketing system. Pursuant to various agreements made by and among such parties, (1) Messrs. Conza and Siegel possess the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system in 35 entire states and various portions of other states throughout the USA (the "Conza-Siegel Territory"); (2) MBI possesses the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system in the balance of the USA outside of the Conza-Siegel Territory (the "MBI Territories"); and (3) Messrs. Conza and Siegel and MBI possess the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system throughout the world outside of the USA. The Company, pursuant to 99 year grants made to it in 1976 by Messrs. Conza and Siegel, has the exclusive right to distribute the Blimpie trademarks and license the use of the Blimpie marketing system throughout the Conza-Siegel Territory. By agreement dated July 19, 1991 (the "1991 Agreement"), MBI granted to the Company the right to license the Blimpie trademarks and Blimpie marketing system throughout the MBI Territories (with specific exceptions). Pursuant to the 1991 Agreement, the Company may also exploit the rights possessed by MBI outside of the USA with respect to the Blimpie trademarks and Blimpie marketing system. In

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 9:  Trademarks (continued)

consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company from the MBI Territories and outside of the USA, subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July, 2090, provided that the Company continues to pay said minimum annual payments. The payments made to MBI under this arrangement were $785,222 during the year ended June 30, 1996.

     In accordance with a written agreement among the Company and Messrs. Conza and Siegel, the Company has acquired the rights possessed by Messrs. Conza and Siegel regarding the licensing of the Blimpie trademarks and the Blimpie marketing system for all non-US territories, subject to completion of appropriate trademark filings in each territory at the expense of the Company. In consideration for such license grant, Messrs. Conza and Siegel will be entitled to receive royalties based upon the gross revenues derived by the company from its international franchise operations. Said agreement provides for a term of 99 years, conditioned upon the payment of a minimum annual fee aggregating $350,000 during the first five years of such term, and a minimum fee of $150,000 per year (subject to an annual cost of living adjustment) during the balance of such term. The payments made to Messrs. Conza and Siegel under this arrangement were $230,713 during the year ended June 30, 1996.

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

Note 10: Related Party Transactions

     The Company had numerous transactions which result from written agreements between the Company and subfranchisors who are related parties. The following is a summary of the types of transactions and revenue or expense recognized related to these transactions for the years ended June 30:

                                                Revenue or Expense
           Related Party                            Recognized                1996        1995
- -------------------------------------------- ---------------------------- ------------ -----------

Georgia Enterprises, Inc.                    Revenue derived from area    $ 2,981,000  $ 2,378,500
  A corporation partially owned by two       Management fees collected        244,960      163,028
  officers of the Company                    Fees paid to subfranchisor       893,820      780,993


Llewellyn Distributors, Inc.                 Revenue derived from area        873,900      806,900
  A corporation partially owned by an        Management fees collected         85,188       61,387
  officer the Company                        Fees paid to subfranchisor       338,980      317,723


International Southwest Blimpie, Inc.        Revenue derived from area        741,540      473,900
  A corporation principally owned and        Management fees collected         61,095       67,087
  controlled by an officer of the Company    Fees paid to subfranchisor       165,440      119,987

     During fiscal year ended June 30, 1992, certain officers issued demand notes to the Company in the amount of $270,000 for the purchase of shares of the Company's common stock. The balance of these notes have been recorded as a reduction to equity as subscriptions receivable. In April, 1994, an officer was granted an additional loan of $20,000 against these shares. These notes bear interest at the rate of 5% per annum, payable quarterly. Interest income of $13,762 and $13,728, was recognized by the Company for the years ended June 30, 1996 and 1995, respectively.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 11: Stock Options and Warrants

     During fiscal year ended June 30, 1996, the Company adopted an Omnibus Stock Incentive Plan ("the Plan") which replaced the 1993 Stock Incentive Plan. The Plan provides the Company with a wider array of incentive compensation tools. Through June 30, 1996 the Company granted to certain employees, pursuant to its incentive plan: (a) options to acquire a total of 155,550 shares of common stock; and (b) stock grants of 82,700 shares of common stock. The options are exercisable at the fair market value on the date of grant. The options and stock grants provide for vesting at the rate of 20% per annum. The options are exercisable at prices ranging from $3.25 to $11.31 per share and expire five years after the date of the grant. As of June 30, 1996, 2,300 options had been exercised, 70,950 options had been vested and not exercised, and 45,800 shares of stock had been vested. The Company recognized compensation expense of $136,058 in 1996 and $93,062 in 1995.

     During fiscal year ended June 30, 1996, the Company granted common stock purchase warrants for 8,000 shares of the Company's common stock to two outside members of the Board of Directors. The per share price at which such warrants are exercisable is $8.875, which was the fair market value at the date of grant. These warrants expire on September 1, 2000. As of June 30, 1996 there are 23,000 stock purchase warrants outstanding to the outside members of the Board of Directors. These warrants are exercisable at prices ranging from $6.00 to $8.875 per share and expire at various dates through September 1, 2000.

     In 1994 the Company issued options to purchase up to 21,971 shares of the Company's common stock to an unaffiliated advertising agency as part of its compensation to perform certain advertising services for the national advertising cooperative sponsored by the Company. These options are exercisable at $7.51 per share and expire September 15, 2000. As of June 30, 1996, none of the options have been exercised.

     In conjunction with the Company's common stock offering on August 11, 1995 (see Note 15), the Company granted common stock purchase warrants for 150,000 shares of the Company's common stock to the Underwriter. The per share price at which such warrants are exercisable is $8.575, which was 140% of the public offering price per share, exercisable for a period of four years commencing August 11, 1996. As of June 30, 1996, none of the warrants have been exercised.

     As of June 30, 1996 there are 300,000 stock purchase warrants outstanding to the Company's investment banker. These warrants are exercisable at prices ranging from $4.00 to $6.67 per share and expire February 15, 1999.

Note 12: Employee Benefit Plans

     The Company maintains a 401(k) Profit Sharing Plan available to substantially all employees. Under the plan the Company can elect to make matching contributions of up to 100% of the elective deferral contributions. During the year ended June 30, 1996 and 1995, contributions charged to earnings were $24,005 and $11,979, respectively.

     The Company maintains a Flexible Benefits Plan available to substantially all employees. Under the plan employees can elect to transfer pretax earnings to a reimbursement account which covers various medical, dental and child care expenses. The Company bears all administrative cost of the plan.

Note 13: Business Segment Information

     During 1996 the Company began operations in the countries of Sweden, Spain, United Kingdom, Egypt, Lebanon, Jordan, Canada, Dominican Republic and Australia. There were no capital expenditures outside of the United States in 1996. Financial information by geographic area is as follows for the year ended June 30, 1996:

                                                              Depreciation
                                    Operating   Identifiable       and
                       Revenue        income       assets     Amortization
                     -----------   -----------   -----------   ===========
United States        $33,920,517   $ 5,089,864   $21,357,972   $   218,365
International          1,070,865       430,299       464,689        19,132
                     -----------   -----------   -----------   ===========
                     $34,991,382   $ 5,520,163   $21,822,661   $   237,497
                     ===========   ===========   ===========   ===========

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements (Continued)
- --------------------------------------------------------------------------------

Note 14: Subfranchisor Fees and Franchise Revenue

Franchise Fees and Costs

     The initial non-refundable fee for franchisees that have never owned a Blimpie outlet is $18,000, which is payable in cash at the time of execution of the franchise agreement. Additional franchises are awarded at lesser amounts based upon the number of units awarded. The initial non-refundable fee for new-concept franchisees, such as convenience stores, institutional food service entities, colleges, schools, mass feeders, hospitals and others range from $1.00 to $18,000 (dependent upon the number of new-concept transactions executed, the location of the new-concept franchisee, the marketing area and other subjective concerns). The Company reserves the right to issue franchises to its subfranchisors or their designees for $1.00 to $5,000 each in order to accelerate the development of the area of subfranchisor. The Company defers recognition of the revenues and costs related to these transactions until the outlet is opened. The number of franchised outlets open as of June 30, 1996 and 1995 were 1,407 (1,402 United States, 5 International) and 986, respectively. The following is a summary of the deferred franchise revenues and costs.

                                                                  No. of
                                      Revenue         Costs        Units
                                    -----------    -----------    -----
       Balance June 30, 1994        $ 2,506,880    $ 1,728,311      368
       Franchises awarded             4,775,377      3,679,125      792
       Revenue recognized            (3,276,524)    (2,425,533)    (451)
                                    -----------    -----------    -----
       Balance June 30, 1995          4,005,733      2,981,903      709
       Franchises awarded             3,881,419      3,019,592      774
       Revenue recognized            (3,991,459)    (3,091,749)    (605)
                                    -----------    -----------    -----
       Balance June 30, 1996        $ 3,895,693    $ 2,909,746      878
                                    ===========    ===========    =====

Subfranchisor and Master Licensor Fees
The subfranchisor and master licensor fee ranges from $10,000 to $575,000. These fees are established by calculating the population of the area of the subfranchisor or master licensor and multiplying the population by $0.10 for the United States and $0.01 for International. Subfranchisors and master licensors in operation as of June 30, 1996 and 1995 were 117 (109 United States, 8 International) and 107, respectively. During the year ended June 30, 1995, the Company implemented new subfranchisor agreements which provide for annual renewals. In addition, the Company amended certain of the existing subfranchisor agreements to an annual renewable basis. The aggregate revenue recognized in the year ended June 30, 1995 related to these replacement agreements was approximately $75,000. Pursuant to the new form of agreement, the Company sells a territory to a subfranchisor or master licensor for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. If the subfranchisor or master licensor has met all terms and conditions of the subfranchise or master license agreement during the initial one year term and each of the one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The following is a summary of the remaining deferred subfranchisor fees.

                                                Revenue
                                              -----------
             Balance June 30, 1994            $ 2,627,772
             Subfranchisor fees                 1,322,238
             Revenue recognized                (1,722,662)
             Contracts amended                   (613,159)
                                              -----------
             Balance June 30, 1995              1,614,189
             Revenue recognized                  (921,218)
                                              -----------
             Balance June 30, 1996            $   692,971
                                              ===========

Note 15:  Common Stock Offering
On August 11, 1995 the Company completed the issuance of an additional 862,500 shares of its common stock at $6.125 per share in a public offering. Proceeds from the offering, net of commissions and other related expenses totaling $821,278, were $4,461,535. The proceeds are to be used to provide equipment lease and purchase financing to Blimpie franchises, expansion of operations to domestic and international markets and development of Blimpie branded products for sale in supermarkets and retail locations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLIMPIE INTERNATIONAL, INC.


Dated: September 27, 1996           By:   /s/ Anthony P. Conza
                                       -----------------------------------
                                          Anthony P. Conza, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Principal Executive Officer


Date:  September 27, 1996             /s/ Anthony P. Conza
                                    --------------------------------------
                                    Anthony P. Conza, Chairman, President
                                    and Chief Executive Officer

                                    Principal Financial and Accounting Officer

Date:  September 27, 1996             /s/ Robert S. Sitkoff
                                    --------------------------------------
                                    Robert S. Sitkoff, Senior Vice President,
                                    Chief Financial Officer and Treasurer

Date:  September 27, 1996             /s/ David L. Siegel
                                    --------------------------------------
                                    David L. Siegel, Vice Chairman

Date:  September 27, 1996             /s/ Patrick J. Pompeo
                                    --------------------------------------
                                    Patrick J. Pompeo, Director

Date:  September 27, 1996             /s/ Charles G. Leaness
                                    --------------------------------------
                                    Charles G. Leaness, Director

Date:  September 27, 1996             /s/ Alvin Katz
                                    --------------------------------------
                                    Alvin Katz, Director

Date:  September 27, 1996             /s/ Harry G. Chernoff
                                    --------------------------------------
                                    Harry G. Chernoff, Director

                                   EXHIBIT INDEX

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 3.1[l]        3.1      Certificate of Incorporation of
                               the Company, as amended

Exhibit 3.2[l]        3.2      By-laws of the Company

Exhibit 4.1[1]        4.1      Specimen stock certificate of the
                               Company's common stock

Exhibit 10.1[1]       10.1     Trademark Agreement dated as
                               of August 1, 1976 among Peter
                               Decarlo, Anthony P. Conza and
                               David L. Siegel

Exhibit 10.2[1]       10.2     Modification Agreement dated
                               as of November 15, 1977 by and
                               among Peter DeCarlo, Anthony
                               P. Conza and David L. Siegel

Exhibit 10.3[1]       10.3     Agreement dated as of June 15,
                               1981 by and between Peter
                               DeCarlo, Anthony P. Conza and
                               David L. Siegel

Exhibit 10.4[1]       10.4     Agreement dated as of June 1,
                               1977 by and between Anthony P.
                               Conza and David L. Siegel and
                               International Blimpie
                               Corporation

Exhibit 10.5[1]       10.5     Agreement dated as of
                               December 15, 1980 by and
                               between International Blimpie
                               of Illinois, Inc. and
                               International Blimpie
                               Corporation

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 10.6[1]       10.6     Trademark Distribution
                               Agreement dated July 18, 1984
                               by and between International
                               Blimpie Corporation and ISM,
                               Inc, and Anthony P. Conza,
                               Peter DeCarlo and David Siegel

Exhibit 10.7[1]       10.7     Agreement dated April 30, 1992
                               by and between Astor
                               Restaurant Group, Inc. and
                               Blimpie of California, Inc. and
                               ISM, Inc

Exhibit 10.8[1]       10.8     Replacement Subfranchise
                               Agreement dated as of October
                               17, 1991 by and between Astor
                               Restaurant Group, Inc. and
                               Patrick I. Pompeo and Joseph
                               Conza

Exhibit 10.9[l]       10.9     Agreement dated July 19, 1991
                               by and between Metropolitan
                               Blimpie, Inc. and Astor
                               Restaurant Group, Inc

Exhibit 10.10[1]      10.10    Area Distributor's Agreement
                               dated October 6, 1976 between
                               International Blimpie
                               Corporation and Jeffrey P.
                               Wiener and Charles Leaness

Exhibit 10.11[1]      10.11    Subfranchise Agreement dated
                               April 1, 1984 by and between
                               International Blimpie
                               Corporation and Joseph P.
                               Conza

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 10.12[1]      10.12    Lease dated as of December 2,
                               1987 by and between First
                               Capital Income Properties, Ltd. -
                               Series IX and Blimpie Capital
                               Corporation and Lease
                               Modification Agreement dated
                               November 1, 1989 and Second
                               Lease Modification Agreement
                               dated August 21, 1991 between
                               the parties thereto

Exhibit 10.13[1]      10.13    Service Agreement dated as of
                               August 1, 1992 between the
                               Company and Mellon Securities
                               Trust Company

Exhibit 10.14[1]      10.14    Option, Loan, and Pledge
                               Agreements and Promissory
                               Note dated as of December 20,
                               1991 between Astor Restaurant
                               Group, Inc. and Patrick J.
                               Pompeo

Exhibit 10.15[1]      10.15    Option, Loan and Pledge
                               Agreements and Promissory
                               Note dated as of December 20,
                               1991 between Astor Restaurant
                               Group, Inc. and David L. Siegel

Exhibit 10.16[1]      10.16    Option, Loan and Pledge
                               Agreements and Promissory
                               Note dated as of December 20,
                               1991 between Astor Restaurant
                               Group, Inc. and Charles G.
                               Leaness

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 10.17[1]      10.17    Option, Loan and Pledge
                               Agreements and Promissory
                               Note dated as of December 20,
                               1991 between Astor Restaurant
                               Group, Inc. and Anthony P.
                               Conza

Exhibit 10.18[1]      10.18    Agreement dated as of January
                               31, 1992 by and between Astor
                               Restaurant Group, Inc. and
                               Barber & Bronson, Inc

Exhibit 10.19[1]      10.19    Blimpie Retirement Plan (401(k)
                               Profit Sharing Plan

Exhibit 10.20[1]      10.20    Copy of the Company's Group
                               Life, Accident and Health
                               Insurance Policy

Exhibit 10.21[1]      10.21    Agreement dated December 18,
                               1991 between Astor Restaurant
                               Group, Inc. and Llewellyn
                               Distributors, Inc

Exhibit 10.22[1]      10.22    Agreement dated March 1, 1992
                               between Blimpie International,
                               Inc. and International
                               Southwest Blimpie, Inc

Exhibit 10.23[1]      10.23    Agreement dated March 1, 1992
                               between Blimpie International,
                               Inc. and Blimpie of Atlanta, Inc

Exhibit 4.2[3]        10.24    Omnibus Stock Incentive Plan

Exhibit 10.26[1]      10.25    Standard Form of Franchise
                               Agreement

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 10.27[1]      10.26    Standard Form of Subfranchise
                               Agreement

Exhibit 10.28[1]      10.27    Agreement dated June 13, 1991
                               by and between International
                               Blimpie Co., an unincorporated
                               division of Astor Restaurant
                               Group, Inc. and Blimpie Fifty-
                               Seven, Inc

Exhibit 10.29[1]      10.28    Form of indemnity agreement
                               between the Company and its
                               directors and/or officers

Exhibit 1030[1]       10.29    Standard Form of Sublease
                               Agreement

Exhibit 10.31[1]      10.30    Lease dated February 18, 1993
                               between Lafayette Astor
                               Associates and 740 Broadway
                               Top floor Corp. and Guaranty
                               of Blimpie International, Inc.
                               with respect thereto

      *               10.31    Fifth Lease Modification
                               Agreement dated August 5, 1996
                               between Carfax Enterprises
                               Limited Partnership and
                               Blimpie Capital Corporation

Exhibit l0.33[1]      10.32    Agreement dated July 19, 1993
                               by and between Marc Haskel,
                               Andrew Whitman, Riaz Baksh
                               and The Border Cafe, Inc. and
                               Blimpie International, Inc

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 10.34[1]      10.33    Agreement dated May 24, 1993
                               by and between Metropolitan
                               Blimpie, Inc., Anthony P.
                               Conza, David L. Siegel and
                               Blimpie International, Inc

Exhibit 10.35[1]      10.34    Equipment Lease Agreement
                               dated January 24, 1992 by and
                               between Rapid Leasing
                               International, Inc. and Consal
                               Enterprises, Inc

Exhibit 10.36[1]      10.35    License Agreement dated July
                               19, 1993 between The Border
                               Cafe, Inc. and Blimpie
                               International, Inc

Exhibit 10.37[1]      10.36    Promissory Note, Note
                               Addendum and Pledge
                               Agreement dated March 24, 1995
                               between Joseph Conza and the
                               Company

Exhibit 10.38[1]      10.37    Form of Warrant Issued to
                               Non-Employee Directors

Exhibit 10.39[1]      10.38    Warrant dated February 12, 1993
                               Issued to Barber & Bronson
                               Incorporated

                                                                       Page No.
                                                                      Sequential
Incorporated by      Exhibit                                          Numbering
 Reference to        Number             Description                     System
 ------------        ------             -----------                     ------

Exhibit 1O.40[1]      10.39    Option dated September 15, 1994
                               Issued to Kirschenbaum &
                               Bond, Inc

Exhibit 10.41[2]      10.40    Financial Consulting
                               Agreement by and between
                               Barber & Bronson Incorporated
                               and Blimpie International, Inc.

Exhibit 10A2[1]       10.41    International Trademark
                               Licensing Agreement among
                               Anthony P. Conza, David L.
                               Siegel and the Company

       *              21       Subsidiaries of the Company

- ----------
*    Filed Herewith

[1] Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 30, 1995 (SEC Registration No.33-93738).

[2] Amendment No.1 to the Registrant's Registration Statement on Form SB-2, which was filed with the Securities and Exchange Commission on July 19, 1995.

[3] Registrant's Quarterly Report on Form 10-QSB for the three months ended December 31, 1995.