Form 10KSB/A
period 1996-06-30
BLIMPIE INTERNATIONAL INC
filed 1996-09-30
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

   10.30        Standard Form of Sublease Agreement*

   10.31 Fifth Lease Modification Agreement dated August 5, 1996 between Carfax Enterprises Limited Partnership and Blimpie Capital Corporation**

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

   10.42        International Trademark Licensing Agreement among Anthony P.
                Conza, David L. Siegel and the Company*

   21           Subsidiaries of the Company**

   27           Financial Data Schedule

- ----------
* (a copy of which was filed with the Commission on June 30, 1995 as an Exhibit of corresponding number to the Company's Registration Statement on Form SB-2 (Reg. No. 33-93738), and is hereby incorporated herein by this reference)

** (a copy of which was filed with the Commission on September 27, 1996 as an Exhibit of corresponding number to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and is hereby incorporated herein by this reference)


     The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLIMPIE INTERNATIONAL, INC.


Dated: September 30, 1996             By: /s/ Anthony P. Conza
                                          -------------------------------------
                                          Anthony P. Conza, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Principal Executive Officer


Date: September 30, 1996              /s/ Anthony P. Conza
                                      -----------------------------------------
                                      Anthony P. Conza, Chairman, President
                                      and Chief Executive Officer

                                      Principal Financial and Accounting Officer


Date: September 30, 1996              /s/ Robert S. Sitkoff
                                      -----------------------------------------
                                      Robert S. Sitkoff, Senior Vice President,
                                      Chief Financial Officer and Treasurer


Date: September 30, 1996              /s/ David L. Siegel
                                      -----------------------------------------
                                      David L. Siegel, Vice Chairman


Date: September 30, 1996              /s/ Patrick J. Pompeo
                                      -----------------------------------------
                                      Patrick J. Pompeo, Director


Date: September 30, 1996              /s/ Charles G. Leaness
                                      -----------------------------------------
                                      Charles G. Leaness, Director


Date: September 30, 1996              /s/ Alvin Katz
                                      -----------------------------------------
                                      Alvin Katz, Director


Date: September 30, 1996              /s/ Harry G. Chernoff
                                      -----------------------------------------
                                      Harry G. Chernoff, Director

                                  EXHIBIT INDEX

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 3.1[1]       3.1     Certificate of Incorporation of the Company, as
                             amended

Exhibit 3.2[1]       3.2     By-laws of the Company

Exhibit 4.1[1]       4.1     Specimen stock certificate of the Company's common
                             stock

Exhibit 10.1[1]      10.1    Trademark Agreement dated as of August 1, 1976
                             among Peter DeCarlo, Anthony P. Conza and David
                             L. Siegel

Exhibit 10.2[1]      10.2    Modification Agreement dated as of November 15,
                             1977 by and among Peter DeCarlo, Anthony P. Conza and David L. Siegel

Exhibit 10.3[1]      10.3    Agreement dated as of June 15, 1981 by and between
                             Peter DeCarlo, Anthony P. Conza and David L. Siegel

Exhibit 10.4[1]      10.4    Agreement dated as of June 1, 1977 by and between
                             Anthony P. Conza and David L. Siegel and
                             International Blimpie Corporation

Exhibit 10.5[1]      10.5    Agreement dated as of December 15, 1980 by and
                             between International Blimpie of Illinois, Inc. and
                             International Blimpie Corporation

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 10.6[1]      10.6    Distribution Agreement dated July 18, 1984 by and
                             between International Blimpie Corporation and ISM,
                             Inc. and Anthony P. Conza, Peter DeCarlo and David
                             Siegel

Exhibit 10.7[1]      10.7    Agreement dated April 30, 1992 by and between Astor
                             Restaurant Group, Inc. and Blimpie of California,
                             Inc. and ISM, Inc

Exhibit 10.8 [1]     10.8    Replacement Subfranchise Agreement dated as of
                             October 17, 1991 by and between Astor Restaurant
                             Group, Inc. and Patrick J. Pompeo and Joseph Conza

Exhibit 10.9[1]      10.9    Agreement dated July 19, 1991 by and between
                             Metropolitan Blimpie, Inc. and Astor Restaurant
                             Group, Inc

Exhibit 10.10[1]     10.10   Distributor's Agreement dated October 6, 1976
                             between International Blimpie Corporation and
                             Jeffrey P. Wiener and Charles Leaness

Exhibit 10.11[1]     10.11   Subfranchise Agreement dated April 1, 1984 by and
                             between International Blimpie Corporation and
                             Joseph P. Conza

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 10.12[1]     10.12   Lease dated as of December 2, 1987 by and between
                             First Capital Income Properties, Ltd. - Series IX and Blimpie Capital Corporation and Lease
                             Modification Agreement dated November 1, 1989 and
                             Second Lease Modification Agreement dated August
                             21, 1991 between the parties thereto

Exhibit 10.13[1]     10.13   Service Agreement dated as of August 1, 1992
                             between the Company and Mellon Securities Trust
                             Company

Exhibit 10.14[1]     10.14   Option, Loan, and Pledge Agreements and Promissory
                             Note dated as of December 20, 1991 between Astor
                             Restaurant Group, Inc. and Patrick J. Pompeo

Exhibit 10.15[1]     10.15   Option, Loan and Pledge Agreements and Promissory
                             Note dated as of December 20, 1991 between Astor
                             Restaurant Group, Inc. and David L. Siegel

Exhibit 10.16[1]     10.16   Option, Loan and Pledge Agreements and Promissory
                             Note dated as of December 20, 1991 between Astor
                             Restaurant Group, Inc. and Charles G. Leaness

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 10.17[1]     10.17   Option, Loan and Pledge Agreements and Promissory
                             Note dated as of December 20, 1991 between Astor
                             Restaurant Group, Inc. and Anthony P. Conza

Exhibit 10.18[1]     10.18   Agreement dated as of January 31, 1992 by and
                             between Astor Restaurant Group, Inc. and Barber &
                             Bronson, Inc

Exhibit 10.19[1]     10.19   Blimpie Retirement Plan (401(k) Profit Sharing Plan

Exhibit 10.20[1]     10.20   Copy of the Company's Group Life, Accident and
                             Health Insurance Policy

Exhibit 10.21[1]     10.21   Agreement dated December 18, 1991 between Astor
                             Restaurant Group, Inc. and Llewellyn Distributors,
                             Inc

Exhibit 10.22[1]     10.22   Agreement dated March 1, 1992 between Blimpie
                             International, Inc. and International Southwest
                             Blimpie, Inc

Exhibit 10.23[1]     10.23   Agreement dated March 1, 1992 between Blimpie
                             International, Inc. and Blimpie of Atlanta, Inc

Exhibit 4.2[3]       10.24   Omnibus Stock Incentive Plan

Exhibit 10.26[1]     10.25   Standard Form of Franchise Agreement

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 10.27[1]     10.26   Standard Form of Subfranchise Agreement

Exhibit 10.28[1]     10.27   Agreement dated June 13, 1991 by and between
                             International Blimpie Co., an unincorporated division of Astor Restaurant Group, Inc. and
                             Blimpie Fifty-Seven, Inc

Exhibit 10.29[1]     10.28   Form of indemnity agreement between the Company and
                             its directors and/or officers

Exhibit 10.30[1]     10.29   Standard Form of Sublease Agreement

Exhibit 10.31[1]     10.30   Lease dated February 18, 1993 between Lafayette
                             Astor Associates and 740 Broadway Top Floor Corp.
                             and Guaranty of Blimpie International, Inc. with respect thereto

Exhibit 10.31[4]     10.31   Fifth Lease Modification Agreement dated August 5,
                             1996 between Carfax Enterprises Limited Partnership and Blimpie Capital Corporation

Exhibit 10.33[1]     10.32   Agreement dated July 19, 1993 by and between Marc
                             Haskell, Andrew Whitman, Riaz Baksh and The Border
                             Cafe, Inc. and Blimpie International, Inc

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 10.34[1]     10.33   Agreement dated May 24, 1993 by and between
                             Metropolitan Blimpie, Inc., Anthony P. Conza, David
                             L. Siegel and Blimpie International, Inc

Exhibit 10.35[1]     10.34   Equipment Lease Agreement dated January 24, 1992 by
                             and between Rapid Leasing International, Inc. and
                             Consal Enterprises, Inc

Exhibit 10.36[1]     10.35   License Agreement dated July 19, 1993 between The
                             Border Cafe, Inc. and Blimpie International, Inc

Exhibit 10.37[1]     10.36   Promissory Note, Note Addendum and Pledge Agreement
                             dated March 24, 1995 between Joseph Conza and the
                             Company

Exhibit 10.38[1]     10.37   Form of Warrant Issued to Non-Employee Directors

Exhibit 10.39[1]     10.38   Warrant dated February 12, 1993 Issued to Barber &
                             Bronson Incorporated

Incorporated by    Exhibit
  Reference to     Number              Description
- ---------------    ------              -----------

Exhibit 10.40[1]     10.39   Option dated September 15, 1994 Issued to
                             Kirschenbaum & Bond, Inc

Exhibit 10.41[2]     10.40   Financial Consulting Agreement by and between
                             Barber & Bronson Incorporated and Blimpie
                             International, Inc.

Exhibit 10.42[1]     10.41   International Trademark Licensing Agreement among
                             Anthony P. Conza, David L. Siegel and the Company

Exhibit 21[4]        21      Subsidiaries of the Company

      *              27      Financial Statement Schedule

- ----------
*    Filed Herewith

[1] Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 30, 1995 (SEC Registration No. 33-93738).

[2] Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, which was filed with the Securities and Exchange Commission on July 19, 1995.

[3] Registrant's Quarterly Report on Form 10-QSB for the three months ended December 31, 1995.

[4] Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 which was filed with the Securities and Exchange Commission on September 27, 1996.