Form 10QSB
period 1996-09-30
BLIMPIE INTERNATIONAL INC
filed 1996-11-13
CIK 895477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      There were 9,521,876 shares of the registrant's common stock outstanding as of November 11, 1996.

                              Table of Contents

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets........................................   3

         Consolidated Statements of Operations..............................   4

         Consolidated Statements of Changes in
         Shareholders' Equity...............................................   4

         Consolidated Statements of Cash Flows..............................   5

         Notes to Financial Statements......................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................   8

PART II. Other Information

Item 1.  Legal Proceedings..................................................  20

Item 6.  Exhibits and Reports on Form 8-K...................................  20

         Signatures.........................................................  21

Item 1. Financial Statements
        Blimpie International, Inc. and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                     September 30,    June 30,
Assets                                                    1996          1996
--------------------------------------------------------------------------------
Current

  Cash and cash equivalent                            $ 4,246,124  $  4,328,468
  Investments                                           5,435,440     5,430,950
  Accounts receivable, less allowance for
   doubtful accounts                                    2,001,118     1,455,986
  Prepaid expenses and other current assets               477,084       674,203
  Deferred income taxes                                   189,000       189,000
  Current portion of notes receivable                     523,771       535,163
                                                      -----------  ------------
Total Current Assets                                   12,872,537    12,613,770
                                                      -----------  ------------
Property, Plant and Equipment - at cost less
 accumulated depreciation                                 980,021       972,251
                                                      -----------  ------------
Other Assets

  Notes receivable less allowance for doubtful
   accounts and current portion                         1,417,961     1,495,684
  Investments                                           6,020,273     6,016,014
  Trademarks - at cost, less accumulated amortization     473,518       445,556
  Other                                                   334,745       279,386
                                                      -----------  ------------
Total Other Assets                                      8,246,497     8,236,640
                                                      -----------  ------------
                                                      $22,099,055  $ 21,822,661
                                                      ===========  ============

Liabilities and Shareholders' Equity

Current
  Accounts payable                                    $ 3,164,424  $  2,697,900
  Current portion of long-term debt                         7,885         7,536
  Income taxes payable                                    283,615       563,912
  Other current liabilities                               535,336       851,687
                                                      -----------  ------------
Total Current Liabilities                               3,991,260     4,121,035
                                                      -----------  ------------
Deferred Revenue                                        1,244,816       678,918
                                                      -----------  ------------
Deferred Income Taxes                                     343,000       343,000
                                                      -----------  ------------
Long-Term Debt, less current portion                        3,496         5,202
                                                      -----------  ------------
Commitments and Contingencies                                --            --

Shareholders' Equity

  Common stock, par value $.01 - authorized
   20,000,000 shares; issued and outstanding
   9,496,276 and 9,480,876 shares, respectively            94,963        94,809
  Additional paid-in capital                            7,923,007     7,703,510
  Retained earnings                                     8,740,436     8,132,082
  Net unrealized gain (loss) on marketable securities       9,460        (3,590)
                                                      -----------  ------------
                                                       16,767,866    15,926,811
  Less: Subscriptions receivable                          251,383       252,305
                                                      -----------  ------------
Total Shareholders' Equity                             16,516,483    15,674,506
                                                      -----------  ------------
                                                      $22,099,055  $ 21,822,661
                                                      ===========  ============


See accompanying notes to consolidated financial statements.                   3

Item 1. Financial Statements
        Blimpie International, Inc. and Subsidiaries

Consolidated Statements of Operations
--------------------------------------------------------------------------------
                                                Three Months Ended September 30,
                                                            1996         1995
--------------------------------------------------------------------------------
Revenues
  Continuing fees                                        $ 3,655,429  $2,882,561
  Subfranchisor fees, master license fees and
   sale of franchises                                      1,910,395   1,376,987
  Store equipment sales                                    4,200,534   3,315,878
  Management fees and other income                           250,704     192,001
                                                         -----------  ----------
                                                          10,017,062   7,767,427
                                                         -----------  ----------
Expenses
  Subfranchisors' share of franchise and
   continuing fees                                         2,278,357   1,788,523
  Store equipment cost of sales                            3,815,246   2,919,842
  Selling, general and administrative expenses             2,630,783   1,975,875
  Interest expense                                             2,713         844
                                                         -----------  ----------
                                                           8,727,099   6,685,084
                                                         -----------  ----------

Operating Income                                           1,289,963   1,082,343

Interest income                                              236,760     224,120
                                                         -----------  ----------

Income before income taxes                                 1,526,723   1,306,463

Income taxes                                                 586,000     522,000
                                                         -----------  ----------

Net Income                                               $   940,723  $  784,463
                                                         ===========  ==========

Earnings per share                                       $      0.10  $     0.09
                                                         ===========  ==========


Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 1996
--------------------------------------------------------------------------------

                                                   Common Stock
                                              ----------------------     Additional                    Unrealized
                                                 Shares                    paid-in        Retained       holding
                                              Outstanding     Amount       capital        earnings      gain (loss)        Total
                                              -----------    -------     ----------     -----------    ------------    ------------
Balance - June 30, 1996                        9,480,876     $94,809     $7,703,510     $ 8,132,082      $ (3,590)     $ 15,926,811
Incentive stock granted and
  options exercised                               15,400         154        219,497            --            --             219,651
Cash dividends paid                                 --          --             --          (332,369)         --            (332,369)
Net Income                                          --          --             --           940,723          --             940,723
Net unrealized gain on
marketable securities                               --          --             --              --          13,050            13,050
                                               ---------     -------     ----------     -----------      --------      ------------
Balance - September 30, 1996                   9,496,276     $94,963     $7,923,007     $ 8,740,436      $  9,460      $ 16,767,866
                                               =========     =======     ==========     ===========      ========      ============


See accompanying notes to consolidated financial statements.                   4

Item 1. Financial Statements
        Blimpie International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                                Three Months Ended September 30,
                                                            1996         1995
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                          $   940,723     $   784,463
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        79,676          45,214
    Incentive stock granted                             212,401         101,555
    Decrease (increase) in:
      Accounts receivable                              (545,132)        108,585
      Prepaid expenses and other current assets         197,118         164,161
      Other assets                                      (98,830)        (24,296)
      Notes receivable                                   89,115         142,223
    Increase (decrease) in:
      Accounts payable                                  466,524        (698,084)
      Income taxes payable                             (280,297)        (50,282)
      Other current liabilities                        (316,351)        (83,443)
      Deferred revenue                                 (434,102)       (225,599)
                                                    -----------     -----------
      Net cash provided by operating activities         310,845         264,497
                                                    -----------     -----------

Cash Flows From Investing Activities
  Reinvested dividends of available-for-sale
   securities                                            (1,357)         (2,377)
  Purchase of held-to-maturity securities            (2,053,391)     (5,547,675)
  Proceeds from maturities of held-to-maturity
   securities                                         2,059,050         552,419
  Disposal of property, plant and equipment              10,232            --
  Acquisition of property, plant and equipment          (82,169)       (173,177)
                                                    -----------     -----------
      Net cash used in investing activities             (67,635)     (5,170,810)
                                                    -----------     -----------

Cash Flows From Financing Activities
  Proceeds from stock warrants/options exercised          7,250            --
  Proceeds from stock offering                             --         4,489,225
  Collections on officer notes receivable for
   stock purchase                                           922           1,319
  Cash dividends paid                                  (332,369)           --
  Repayment of long-term debt                            (1,357)         (1,458)
                                                    -----------     -----------
      Net cash (used in) provided by financing
       activities                                      (325,554)      4,489,086
                                                    -----------     -----------
Net decrease in Cash and Cash Equivalents               (82,344)       (417,227)
Cash and Cash Equivalents, at beginning of year       4,328,468       3,922,173
                                                    -----------     -----------
Cash and Cash Equivalents, at end of period         $ 4,246,124     $ 3,504,946
                                                    ===========     ===========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
  Interest                                          $     2,713     $       844
  Income taxes                                          866,297         572,282
Noncash investing and financing activities:
  Net unrealized gain on marketable securities           13,050          13,942


See accompanying notes to consolidated financial statements.                   5

Item 1. Financial Statements
        Blimpie International, Inc. and Subsidiaries

Notes To Consolidated Financial Statements
For the Three Months Ended September 30, 1996 (Unaudited)

The unaudited interim financial statements should be read in conjunction with the Company's June 30, 1996 Annual Report.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations, changes in shareholders' equity, and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report, except as follows:

Commitments and Contingencies

On September 26, 1996, an award was granted in an arbitration proceeding against the Company in which a Blimpie franchisee sought damages and injunctive relief based on allegations that the Company authorized a new-concept Blimpie restaurant in a location approximately 1.5 miles from the franchisee's location. The Company denied any liability asserting that it had made no agreements granting a protected territory to the franchisee. The arbitrator has directed the Company to pay $204,500 to the franchise without interest. The Company has commenced proceedings seeking an order vacating the award on several grounds, including the failure of the claimants to satisfy conditions precedent to the commencement of the arbitration. All cost related to this action will be born equally by the Company and the Subfranchisor. The Company is subject to various other legal actions arising out of the conduct of its business.

Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of September 30, 1996 with respect to all claims and lawsuits cannot be

Item 1. Financial Statements
        Blimpie International, Inc. and Subsidiaries

ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Results of Operations

The Company's net income increased 20% to $940,723 for the three months ended September 30, 1996 from $784,463 for the three months ended September 30, 1995. The Company's earnings per share increased 10% to $.10 per share for the three months ended September 30, 1996 from $.09 per share for the three months ended September 30, 1995. Such increases are attributable to the increases discussed below in continuing fees, subfranchise fees, master license fees, store equipment sales and interest income.

The Company's continuing fees derived from domestic franchises increased 26% to $3,641,340 for the three months ended September 30, 1996 from $2,882,561 for the three months ended September 30, 1995. During these same periods continuing fees derived from international franchises increased to $14,089 from $0. These increases are directly attributable to the greater number of total open outlets as compared to the same period ended 1995.

During the three months ended September 30, 1996, the Company experienced decreases in the granting of subfranchises and in franchise fees recognized, and it experienced increases in existing subfranchise expansions and international master license fees as compared to the three months ended September 30, 1995. The Company believes that such decreases are the result of the saturation of the domestic market with subfranchisors, and the maturation of the convenience store segment of the new-concept outlet marketplace. The revenue produced from existing franchise expansions and from international master license fees more than offset the above-mentioned decreases, as more fully explained in the table discussion that follows. With that in mind the Company has refocused on traditional outlet development by increasing franchise advertising, and hiring more sales staff. The Company believes its refocusing on traditional outlet development will increase both franchise grants and outlet openings in future periods. In addition, the Company believes that its emphasis on developing the international market to mirror the success it has achieved in the United States will continue to bring in revenue from master license fees and additional continuing fees from the opening of international outlets which will more than offset any decreases which the Company may experience with regard to domestic franchise and subfranchise fee revenue. However, no assurances can be given that such refocusing by the Company will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue. The Company and its franchisees compete in the quick-service restaurant (QSR) industry, which is highly competitive with respect to price, service, outlet location and food quality, and is often affected by changes in consumer tastes, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. In awarding franchises, the Company competes with a number of QSR franchisors and other business concepts, as well as for attractive commercial real estate sites suitable for outlets. The Company and its franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than the Company's chain of franchised outlets and its franchisees, respectively. In addition to these constant obstacles to growth, unforeseen problems could arise which would keep the Company from reaching its goals, e.g., a strike by an equipment vendor or a material increase in borrowing rates, could temporarily slow down projected openings. With these obstacles accounted for, the Company believes that 600 new outlets will open during the fiscal year end 1997. This would be an increase over fiscal 1996 and 1995, of 127 and 210 respectively.

Revenue from subfranchise, master license and franchise fees for the three months ended September 30, 1996 increased 39% to $1,910,395 from $1,376,987 for the same period ended 1995. The following table sets forth an analysis of the components of such fees.

                                                Three Months Ended September 30,
                                                        1996             1995
SUBFRANCHISE FEES - DOMESTIC:
New Subfranchise Grants                             $      -0-        $   93,173
Existing Subfranchise Expansions                       175,292            24,424
Principal Payments Recognized on Deferred
    Subfranchise Notes                                  14,183            82,648
Annual Renewal Term Payments Recognized                 58,948             9,836
Deferred Subfranchise Fees Recognized                  258,749           111,211
                                                    ----------        ----------

      TOTAL SUBFRANCHISE FEES                       $  507,172        $  321,292
                                                    ----------        ----------

MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                           $  361,950        $      -0-
Lump Sum Payments Recognized in Current
 Fiscal Year                                           317,500               -0-
                                                    ----------        ----------

      TOTAL MASTER LICENSE FEES                     $  679,450        $      -0-
                                                    ----------        ----------

FRANCHISE FEES RECOGNIZED:
Domestic                                            $  723,773        $1,055,695
International                                              -0-               -0-
                                                    ----------        ----------

      TOTAL FRANCHISE FEES                          $  723,773        $1,055,695
                                                    ----------        ----------

      TOTAL SUBFRANCHISE, MASTER LICENSE
      & FRANCHISE FEES                              $1,910,395        $1,376,987
                                                    ----------        ----------

Total revenue from subfranchise fees increased 58% to $507,172 for the three months ended September 30, 1996 from $321,292 for the three months ended September 30, 1995. During the three months ended September 30, 1996, the Company neither granted nor derived any revenue from any new domestic subfranchises, compared to the three months ended September 30, 1995 in which the Company granted three domestic subfranchises and received $93,173 in initial subfranchise fees. These three domestic subfranchises provide for five annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $84,139. This decrease is the result of the Company having substantially achieved its goal of saturating the domestic market with subfranchises. During the three months ended September 30, 1996, six domestic subfranchisors expanded and the Company received $175,292 in fees in connection therewith. If all renewal term options on these six domestic expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $224,220. By comparison during the three months ended September 30, 1995, one domestic subfranchisor expanded and the Company received $24,424 in fees. This increase is the result of a Company goal to expand beyond the major population centers located in existing subfranchise territories by the expansion of existing subfranchisors. In addition, during the three months ended September 30, 1996, the Company recognized $14,183 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $58,948 in annual renewal term options exercised by six subfranchisors, as compared to $82,648 recognized in principal payments received on deferred subfranchise notes and $9,836 recognized in annual renewal term options exercised by one subfranchisor during the three months ended September 30, 1995. The decrease in recognition of principal payments received on deferred subfranchise notes and the increase in recognition of annual renewal term options is directly related to the change, more fully discussed below with respect to current accounts receivable, of issuing annual renewable subfranchise agreements as opposed to issuing 50 to 60 year subfranchise agreements. The new agreements have been executed in connection with all subfranchise sales since November 1994, and some subfranchisors operating under the prior agreement are replacing them with the new agreement, thereby eliminating principal and interest payments on the notes connected with the old agreements. During the three months ended September 30, 1996, the Company recognized $258,749 of deferred subfranchise fees with respect to four subfranchises operating under the prior agreements discussed above which had suffieciently matured, while during the same period in 1995, the Company was able to recognize $111,211 in deferred subfranchise fees with respect to five subfranchises.

As in the previous fiscal year, the Company is continuing to place substantial emphasis on its prospects in the international market. During the three months ended September 30, 1996, the Company granted development rights for Argentina, Uruguay, Saudi Arabia, United Arab Emirates, Bahrain, Oman and Qatar, and received master license fees with respect to these agreements totaling $361,950. One of these master license agreements provides for annual renewal term options with lump sums of $70,920, $70,373, and $75,227 due in fiscal 1998, 1999 and 2000 respectively. Also during the period ended September 30, 1996, $317,500 in lump sum payments due in fiscal 1997, was recognized in accordance with 4 master license agreements consummated in fiscal 1996. During this same period ended 1995, the Company neither granted nor derived any revenue from any master licenses. As of September 30, 1996 there are five Blimpie outlets and 26 Grab 'n Go locations operating in Sweden and three outlets in Spain.

Total franchise fees recognized decreased 31% to $723,773 for the three months ended September 30, 1996 from $1,051,195 for the three months ended September 30, 1995. This decrease is attributable to the decrease from 122 outlets (47 traditional and 75 new-concept) opened during the three months ended September 30, 1996, to 107 outlets (40 traditional and 64 new-concept) opened during the comparable period ended 1995. During these same periods, the Company did not derive any revenue from the opening of one international outlet for the period ended 1995 and three international outlets for the period ended 1996. In addition, the decrease in the funds recognized was the result of the fact that many of the new concept outlet openings were the second, third, or fourth outlet opened in the same chain and these franchises were granted at a reduced rate, versus a traditional outlet, to entice the new concept chain to open multiple outlets.

Store equipment sales to domestic franchises increased 24% to $4,127,960 for the period ended September 30, 1996 from $3,315,878 for same period ended 1995. During these same periods, store equipment sales to international franchises increased to $72,574 from $0. These increases were attributable to the 54% increase in orders processed by the Company's equipment sales department (due to the greater number of Blimpie franchised outlets under construction) to 570 orders processed during the period ended September 30, 1996 from 370 orders processed during the same period ended 1995.

Increases in the compensation received for providing operational, marketing and staff support to various subfranchisors, master licensors and franchisees resulted in an increase in the Company's management fees and other income by 31% to $250,704 for the period ended September 30, 1996 from $192,001 for the same period ended 1995.

Subfranchisors' share of continuing and franchise fees increased 27% to
$2,278,357
for the three months ended September 30, 1996 from $1,788,523 for the same period ended 1995. The following table sets forth an analysis of the components of such fees.

                                                Three Months Ended September 30,
                                                       1996             1995
SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF CONTINUING FEES:
Domestic                                             $1,756,301       $1,393,388
International                                             6,127              -0-
                                                     ----------       ----------

      TOTAL SUBFRANCHISORS'/MASTER
      LICENSORS' SHARE OF CONTINUING FEES            $1,762,428       $1,393,388

SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF FRANCHISE FEES:
Domestic                                             $  214,389       $  258,951
International                                               -0-              -0-
                                                     ----------       ----------

      TOTAL SUBFRANCHISORS' SHARE OF
      FRANCHISE FEES                                 $  214,389       $  258,951

TRADEMARK LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES:
Domestic                                             $  179,671       $  136,184
International                                           121,869              -0-
                                                     ----------       ----------

      TOTAL TRADEMARK LICENSE FEES ON
      CONTINUING, FRANCHISE, MASTER
      LICENSE & SUBFRANCHISE FEES                    $  301,540       $  136,184
                                                     ----------       ----------

      TOTAL SUBFRANCHISORS'/MASTER
      LICENSORS' SHARE OF CONTINUING &
      FRANCHISE FEES AND TRADEMARK
      LICENSE FEES ON CONTINUING,
      FRANCHISE, MASTER LICENSE &
      SUBFRANCHISE FEES                              $2,278,357       $1,788,523
                                                     ----------       ----------

Total subfranchisors' share of domestic continuing fees increased 26% to $1,756,301 for the three months ended September 30, 1996 from $1,393,388 for the same period ended 1995. The master licensors' share of international continuing fees increased to $6,127 for the period ended September 30, 1996 from $0 for the same period ended 1995. These increases are directly related to the increase in the revenue derived from continuing fees.

By reason of the above-mentioned decrease in domestic franchise fees, the subfranchisors' share thereof also decreased 17%, i.e., by $44,562, to $214,389 for the period ended September 30, 1996 from $258,951 for the same period ended 1995. The Company believes that this decrease will not adversely affect its subfranchisors as their share of the continuing fees, as discussed above, has continued to increase at a much greater rate, e.g., by $362,913 (a 26% increase) from $1,393,388 for the three months ended September 30, 1995 to $1,756,301 for the same period ended 1996. By reason of the fact that the Company did not derive any international franchise fee revenues, the Company did not incur any expense related to master licensors' share of franchise fees for the periods ended September 30, 1996 or 1995.

Trademark license fee obligations owed to Metropolitan Blimpie, Inc. ("MBI"), an unaffiliated corporation, on certain domestic continuing, franchise, and subfranchise fees increased 32% to $179,671 for the three months ended September 30, 1996 from $136,184 for the same period ended 1995. During these same periods, trademark license fee obligations owed to MBI on all international continuing, franchise, subfranchise and master license fees increased to $121,869 from $0. These increases are the direct result of the increases in revenue derived from continuing, subfranchise and master license fees.

Store equipment cost of sales to domestic franchisees increased 28% to $3,749,906 for the period ended September 30, 1996 from $2,919,842 for the same period ended 1995. During these same periods store equipment cost of sales to international franchisees increased to $65,340 from $0. These increases are directly attributable to the increase in store equipment sales to domestic and international franchisees.

Selling, general and administrative expense rose 33% to $2,630,783 for the period ended September 30, 1996 from $1,975,875 for the same period ended 1995. These increases are directly related to the continued expansion of the Company's workforce and increases in office and travel expenses incurred in order to provide support services to the increasing number of subfranchisors, franchisees, and master licensors. In addition, the increase reflects a one time contingency charge of $102,250 which represents the Company's share of an arbitrators' award. See Legal Proceedings at Part II, Item 1.

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.4% and 40% for the three months ended September 30, 1996 and 1995, respectively.

Current accounts receivable, less allowance for doubtful accounts, increased 37% to $2,001,118 at September 30, 1996 from $1,455,986 at June 30, 1996. During these same periods, deferred revenue decreased 26% to $1,244,816 from $1,678,918. Said increase and decrease were the direct result of a policy the Company implemented during fiscal 1995. Rather than issue subfranchise agreements for a 50 to 60 year period, the Company began issuing annual renewable subfranchise agreements. Under the previous agreements, if the subfranchise fees were collectible over an extended period of time and no reasonable basis existed for estimating collectibility, the fees were deferred and not recognized until they were collected or the uncertainty regarding collectibility was resolved. Under the new agreements, the subfranchisor purchases a territory for a one year period, followed by four to six renewal terms, all but the last being annual in duration. If all terms and conditions of the agreement have been met during the initial one year term and each of the subsequent one year terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The first year annual fee is recognized when all material services and conditions related to the sale are satisfied by the Company. Subsequent years are recognized annually upon renewal. The Company still maintains numerous subfranchise agreements under the prior policy and continues to recognize revenue under these agreements consistent with prior years. However, the amount of such revenue will continue to decline in the future as some of the prior subfranchise agreements are replaced with the new agreement, upon the subfranchisors' request. The new agreements have been used on all subfranchise sales since November 1994.

The Company's prepaid expenses and other current assets decreased 29% to $477,084 at September 30, 1996 from $674,203 at June 30, 1996. This decrease was the result of a reduction of the Company's store equipment inventory through sales to its franchisees.

Other non-current assets increased 20% to $334,745 at September 30, 1996 from $279,386 at June 30, 1996. This increase is the result of the Company's purchase of a new accounting software package.

The Company's accounts payable increased 17% to $3,164,424 at September 30, 1996 from $2,697,900 at June 30, 1996. This increase resulted from the greater number of deferred payment, as opposed to cash on delivery transactions, effected by the Company's equipment sales department, coupled with the longer periods that the Company takes to pay equipment vendors with respect to purchase transactions financed by the Company's franchisees. In such cases, the Company defers payment until (1) the franchisee has given notice to the lender that the equipment has been installed and accepted; and (2) the lender has delivered payment of the financed amount to the Company. Accounts payable also increased as a result of the fees payable to the increasing number of subfranchisors.

Income taxes payable at September 30, 1996 decreased 50% to $283,615 from $563,912 at June 30, 1996. This decrease was the result of the payment of income taxes on September 15, 1996, for fiscal year ended June 30, 1996 income taxes that had been accrued.

The payment of fiscal year end 1996 bonuses to employees, that had been accrued at June 30, 1996, resulted in the 37% decrease in other current liabilities to $535,336 at September 30, 1996 from $851,687 at June 30, 1996.

During the three months ended September 30, 1996, 104 domestic Blimpie franchise outlets opened (40 traditional outlets and 64 new-concept outlets) in the following states: Alabama (3); Alaska (2); Arizona (4); California (1); Florida
(13); Georgia (5); Illinois (1); Indiana (3); Iowa (1); Kansas (1); Kentucky
(4); Louisiana (2); Massachusetts (1); Michigan (4); Minnesota (3); Mississippi
(1); Missouri (4); Montana (2); Nebraska (1); New Hampshire (1); Nevada (1); New Mexico (2); New York (6); North Carolina (3); Ohio (5); Oregon (1); Pennsylvania
(3); Rhode Island (2); South Carolina (3); South Dakota (1); Tennessee (3); Texas (6); Utah (1); Washington (1); West Virginia (4); Wisconsin (3); and Wyoming (2). During the same period, 3 international Blimpie franchise outlets opened (1 traditional outlets and 2 new-concept outlets) in the following areas:
Spain (2); and Sweden (1). By comparison, during the three months ended September 30, 1995, 122 domestic and 1 international Blimpie franchise outlets opened (47 traditional outlets and 76 new-concept outlets). During the three months ended September 30, 1996, 10 domestic Blimpie franchise outlets closed (8 traditional outlets and 2 new-concept outlets) in the following states:
Connecticut (1); Florida (1); Hawaii (1); Iowa (1); Kansas (1); Massachusetts
(1); South Carolina (1); and Texas (3). By comparison, during the same period ended 1995, 11 domestic Blimpie franchise outlets closed (9 traditional outlets and 2 new-concept outlets). During the three months ended September 30, 1996, two closed domestic Blimpie franchise outlets reopened in: Michigan (1); and Texas (1). By comparison, during the same period ended 1995, 4 closed domestic Blimpie franchise outlets reopened.

During the three months ended September 30, 1996, the Company received $694,000 from the granting of 119 domestic individual outlet franchises (62 traditional franchises and 57 new-concept franchises) in the following states: Alabama (1); Alaska (1); Arizona (6); California (8); Florida (6); Georgia (5); Idaho (3); Illinois (1); Indiana (3); Iowa (1); Kentucky (3); Louisiana (4); Michigan (7); Minnesota (4); Mississippi (1); Missouri (5); Nebraska (1); New Hampshire (1); Nevada (2); New York (11); North Carolina (7); North Dakota (1); Ohio (9); Oregon (3); Pennsylvania (1); Rhode Island (2); South Carolina (2); South Dakota
(1); Tennessee (5); Texas (9); and Wisconsin (5). During the same period ended, the Company received $12,936 from the granting of 4 international individual outlet franchises (4 traditional franchises and 0 new-concept franchises) in the following territories: Alberta, Canada (1); Spain (2); and Sweden (1). By comparison, during the three months ended September 30, 1995, the Company received $823,706 from the granting of 158 domestic individual outlet franchises (35 traditional franchises and 123 new-concept franchises), and did not derive any revenue from the granting of 1 international individual new-concept franchise. The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted, and the reduction of the franchise fee to $1,000, for a limited time only to current Blimpie franchisees only, to encourage multiple outlet ownership. Of the 119 domestic individual outlet franchises granted during the three months ended September 30, 1996, 29 were at this reduced price.

Liquidity and Capital Resources

During the three months ended September 30, 1996, the Company did not incur any material capital commitments and it does not anticipate that it will incur a commitment of that nature during the remainder of the fiscal year ending June 30, 1997. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at September 30, 1996 was in excess of 3.2:1, and the aggregate amount of cash and cash equivalents available to the company at that date was, and it continues to be, sufficient, in the opinion of the Company's management, to fund all of the Company's operations for the next 12 months through its internally generated funds. The current ratio at June 30, 1996 was in excess of 3:1.

Blimpie Outlet Locations

The following table sets forth the number of Blimpie franchised outlets in operation as of September 30, 1996:

                                                           Number of
               Location                                     Outlets
               --------                                     -------
               United States:
               Alabama .................................       18
               Alaska ..................................        7
               Arizona .................................       54
               Arkansas ................................       17
               California ..............................       30
               Colorado ................................       36
               Connecticut .............................       22
               Florida .................................      132
               Georgia .................................      149
               Hawaii ..................................       11
               Idaho ...................................       14
               Illinois ................................       31
               Indiana .................................       47
               Iowa ....................................       50
               Kansas ..................................       17
               Kentucky ................................       25
               Louisiana ...............................       27
               Massachusetts ...........................        7
               Michigan ................................       66
               Minnesota ...............................       19
               Mississippi .............................       13
               Missouri ................................       40
               Montana .................................        4
               Nebraska ................................       18
               Nevada ..................................       27
               New Hampshire ...........................        1
               New Jersey ..............................       52

               New Mexico ..............................        7
               New York ................................       52
               North Carolina ..........................       46
               North Dakota ............................        3
               Ohio ....................................       48
               Oklahoma ................................        5
               Oregon ..................................        9
               Pennsylvania ............................       30
               Rhode Island ............................        7
               South Carolina ..........................       50
               South Dakota ............................        4
               Tennessee ...............................       52
               Texas ...................................      153
               Utah ....................................       34
               Washington ..............................       26
               West Virginia ...........................       20
               Wisconsin ...............................       13
               Wyoming .................................        5
                                                             ----
               Total - United States                         1498
                                                             ----
               International:
               Spain....................................        3
               Sweden...................................        5
                                                             ----
               Total - International                            8
                                                             ----
                  Total Outlets                              1506
                                                             ====

PART II.  Other Information

Item 1. Legal Proceedings

An award has been made in the arbitration proceeding commenced against the Company entitled Linda and Louis Seufert v. Blimpie International, Inc. (case no. 57-114-0072-95). The claimants, who are the holders of a Blimpie franchise, sought unspecified damages in excess of $50,000 and injunctive relief based upon allegations that the Company authorized a new-concept Blimpie outlet in a location in a Texaco station approximately 1.5 miles from claimants' location. The Company denied any liability asserting that it had made no agreements granting a protected territory to the claimants. Without rendering any decision which would give any indication of the reasoning behind his award, the arbitrator had directed the Company to pay the sum of $204,500 to the claimants without interest.

The Company has commenced proceedings in the Supreme Court of the State of New York, County of New York, seeking an order vacating the award on several grounds, including the failure of the claimants to satisfy conditions precedent to the commencement of the arbitration.

Item 6 Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule

      (b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                    Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLIMPIE International, Inc.

Dated: November 13, 1996                  By: /s/ Robert S. Sitkoff
                                              --------------------------
                                                  Robert S. Sitkoff
                                                  Senior Vice President and
                                                  Chief Financial Officer