Form 10-Q
period 1996-12-31
BLIMPIE INTERNATIONAL INC
filed 1997-02-12
CIK 895477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended December 31,  1996

          OR

[   ]     Transition report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

          For the transition period from                    to

Commission File Number 0-21036

                           BLIMPIE INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)

                                   New Jersey
         (State or Other Jurisdiction of Incorporation or Organization)

                                   13-2908793
                        (IRS Employer Identification No.)

                        740 Broadway, New York, NY 10003
              (Address and Zip Code of Principal Executive Offices)

                                 (212) 673-5900
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|

There were 9,526,226 shares of the registrants common stock outstanding as of February 5, 1997.

                                Table of Contents

                                                                        Page No.
                                                                        --------
PART I.            Financial Information

Item 1.            Financial Statements                                      3

          Consolidated Balance Sheets                                        3

          Consolidated Statements of Operations                              4

          Consolidated Statements of Changes in
          Shareholders' Equity                                               5

          Consolidated Statements of Cash Flows                              6

          Notes to Financial Statements                                      7

Item 2.   Managements Discussion and Analysis of
          Financial Condition and Results of Operations                      8

PART II.  Other Information

Item 4.            Submission of Matters to a Vote of Shareholders          24

Item 6.            Exhibits and Reports on Form 8-K                         24

          Signatures                                                        25

Item 1.   Financial Statements - Blimpie International, Inc. and Subsidiaries

Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                     December 31      June 30
Assets                                                  1996           1996
--------------------------------------------------------------------------------
Current
Cash and cash equivalent                            $  4,795,375   $  4,328,468
Investments                                            5,950,680      5,430,950
Accounts receivable, less allowance for doubtful
  accounts                                             1,927,687      1,455,986
Prepaid expenses and other current assets                466,978        674,203
Deferred income taxes                                    189,000        189,000
Current portion of notes receivable                      550,530        535,163
                                                    ------------   ------------
Total Current Assets                                  13,880,250     12,613,770
                                                    ------------   ------------
Property, Plant and Equipment - at cost
  less accumulated depreciation                        1,214,937        972,251
                                                    ------------   ------------
Other Assets
Notes receivable less allowance for doubtful
  accounts and current portion                         1,448,537      1,495,684
Investments                                            5,521,018      6,016,014
Trademarks - at cost, less accumulated
  amortization                                           733,717        445,556
Other                                                    360,681        279,386
                                                    ------------   ------------
Total Other Assets                                     8,063,953      8,236,640
                                                    ------------   ------------
                                                    $ 23,159,140   $ 21,822,661
                                                    ============   ============
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current
Accounts payable                                    $  3,236,826   $  2,697,900
Current portion of long-term debt                          8,916          7,536
Income taxes payable                                     184,372        563,912
Other current liabilities                                418,809        851,687
                                                    ------------   ------------
Total Current Liabilities                              3,848,923      4,121,035
                                                    ------------   ------------
Deferred Revenue                                       1,300,541      1,678,918
                                                    ------------   ------------
Deferred Income Taxes                                    343,000        343,000
                                                    ------------   ------------
Long-Term Debt, less current portion                         686          5,202
                                                    ------------   ------------
Commitments and Contingencies                               --             --
Shareholders' Equity
Common stock, par value $.01 - authorized 2
  0,000,000 shares; issued and outstanding
  9,522,076 and 9,480,876 shares,
  respectively                                            95,221         94,809
Additional paid-in capital                             8,166,911      7,703,510
Retained earnings                                      9,591,150      8,132,082
Net unrealized gain (loss) on marketable
  securities                                              23,172         (3,590)
                                                    ------------   ------------
                                                      17,876,454     15,926,811
Less: Subscriptions receivable                           210,464        252,305
                                                    ------------   ------------
Total Shareholders' Equity                            17,665,990     15,674,506
                                                    ------------   ------------
                                                    $ 23,159,140   $ 21,822,661
                                                    ============   ============


See accompanying notes to consolidated financial statements.                   3

Item 1.   Financial Statements - Blimpie International, Inc. and Subsidiaries

Consolidated Statements of Operations

---------------------------------------------------------------------------------------------------------
                                                    Three months ended             Six months ended
                                                        December 31                   December 31
                                                    1996           1995           1996           1995
---------------------------------------------------------------------------------------------------------
Revenues
  Continuing fees                               $  3,565,320   $  2,934,182   $  7,220,749   $  5,816,743
  Subfranchisor fees, master license fees and
     sale of franchises                            1,306,370      1,847,456      3,216,765      3,224,443
  Store equipment sales                            3,870,975      3,490,103      8,071,508      6,805,981
  Management fees and other income                   444,074        306,455        694,779        498,456
                                                ------------   ------------   ------------   ------------
                                                   9,186,739      8,578,196     19,203,801     16,345,623
                                                ------------   ------------   ------------   ------------
Expenses
  Subfranchisors' share of franchise and
     continuing fees                               2,298,628      1,794,304      4,576,985      3,582,827
  Store equipment cost of sales                    3,334,259      3,116,715      7,149,505      6,036,557
  Selling, general and administrative
   expenses                                        2,446,366      2,232,422      5,077,150      4,208,297
  Interest expense                                       772            782          3,485          1,626
                                                ------------   ------------   ------------   ------------
                                                   8,080,025      7,144,223     16,807,125     13,829,307
                                                ------------   ------------   ------------   ------------

Operating Income                                   1,106,714      1,433,973      2,396,676      2,516,316

Interest income                                      271,000        204,873        507,761        428,993
                                                ------------   ------------   ------------   ------------

Income before income taxes                         1,377,714      1,638,846      2,904,437      2,945,309

Income taxes                                         527,000        623,000      1,113,000      1,145,000
                                                ------------   ------------   ------------   ------------

Net Income                                      $    850,714   $  1,015,846   $  1,791,437   $  1,800,309
                                                ============   ============   ============   ============

Earnings per share                              $       0.08   $       0.11   $       0.18   $       0.19
                                                ============   ============   ============   ============


See accompanying notes to consolidated financial statements.                   4

Item 1.   Financial Statements - Blimpie International, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended December 31, 1996

------------------------------------------------------------------------------------------------------------------------------------
                                          Common Stock
                                 -----------------------------      Additional                        Unrealized
                                   Shares                            paid-in          Retained         holding
                                 Outstanding         Amount          capital          earnings        gain (loss)         Total
                                 ------------     ------------     ------------     ------------      ------------     ------------
Balance - June 30, 1996             9,480,876     $     94,809     $  7,703,510     $  8,132,082      $     (3,590     $ 15,926,811
Incentive stock granted and
  options exercised                    16,200              162          224,588             --                --            224,750
Purchase Canadian  trademark           25,000              250          238,813             --                --            239,063
Cash dividends paid                      --               --               --           (332,369)             --           (332,369)
Net Income                               --               --               --          1,791,437              --          1,791,437
Net unrealized gain on
marketable securities                    --               --               --               --              26,762           26,762
                                 ------------     ------------     ------------     ------------      ------------     ------------
Balance - December 31, 1996         9,522,076     $     95,221     $  8,166,911     $  9,591,150      $     23,172     $ 17,876,454
                                 ============     ============     ============     ============      ============     ============


See accompanying notes to consolidated financial statements.                   5

Item 1.   Financial Statements - Blimpie International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                 Six Months Ended December 31,
                                                                 ------------------------------
                                                                     1996              1995
                                                                 ------------      ------------
Cash Flows From Operating Activities
Net income                                                       $  1,791,437      $  1,800,309
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   169,902            93,641
      Incentive stock granted                                         212,400           101,555
      Decrease (increase) in:
        Accounts receivable                                          (471,701)         (864,929)
        Prepaid expenses and other current assets                     207,225            56,566
        Trademarks                                                    (66,421)             --
        Other assets                                                  (96,116)          (67,350)
        Notes receivable                                               31,780           412,978
      Increase (decrease) in:
        Accounts payable                                              538,926           (52,110)
        Income taxes payable                                         (379,540)          (72,506)
        Other current liabilities                                    (432,878)           27,631
        Deferred revenue                                             (378,377)          (39,982)
                                                                 ------------      ------------
Net cash provided by operating activities                           1,126,637         1,395,803
                                                                 ------------      ------------
Cash Flows From Investing Activities
  Reinvested dividends of available-for-sale securities                (3,566)           (6,230)
  Purchase of held-to-maturity securities                          (2,233,621)       (6,227,033)
  Proceeds from maturities of held-to-maturity securities           2,239,215         1,221,577
  Purchase of available-for-sale securities                              --             (27,388)
  Disposal of property, plant and equipment                            10,232              --
  Acquisition of property, plant and equipment                       (390,676)         (275,269)
                                                                 ------------      ------------
    Net cash used in investing activities                            (378,416)       (5,314,343)
                                                                 ------------      ------------

Cash Flows From Financing Activities
  Proceeds from stock warrants/options exercised                       12,350             1,450
  Proceeds from stock offering                                           --           4,461,535
  Collections on officer notes receivable for stock purchase           41,841             2,654
  Cash dividends paid                                                (332,369)         (283,561)
  Repayment of long-term debt                                          (3,136)           (2,981)
                                                                 ------------      ------------
    Net cash (used in) provided by financing activities              (281,314)        4,179,097
                                                                 ------------      ------------
Net increase in Cash and Cash Equivalents                             466,907           260,557

Cash and Cash Equivalents, at beginning of year                     4,328,468         3,922,173
                                                                 ------------      ------------
Cash and Cash Equivalents, at end of period                      $  4,795,375      $  4,182,730
                                                                 ============      ============
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
  Interest                                                       $      3,485      $      1,626
  Income taxes                                                      1,492,540         1,217,506
Noncash investing and financing activities:
  Net unrealized gain on marketable securities                         27,762            13,202
  Canadian trademark stock issuance                                   239,063              --


See accompanying notes to consolidated financial statements.                   6

Item 1.   Financial Statements - Blimpie International, Inc. and Subsidiaries

Notes To Consolidated Financial Statements
For the Six  Months Ended December 31, 1996 (Unaudited)

The unaudited interim financial statements should be read in conjunction with the Company's June 30, 1996 Annual Report.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of December 31, 1996 and the results of operations, changes in shareholders' equity, and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report, except as follows:

Commitments and Contingencies

On September 26, 1996, an award was granted in an arbitration proceeding against the Company in which a Blimpie franchise sought damages and injunctive relief based on allegations that the Company authorized a new-concept Blimpie restaurant in a location approximately 1.5 miles from the franchisees location. The Company denied any liability asserting that it had made no agreements granting a protected territory to the franchisee. The arbitrator has directed the Company to pay $204,500 to the franchise without interest. The Company has commenced proceedings seeking an order vacating the award on several grounds, including the failure of the claimants to satisfy conditions precedent to the commencement of the arbitration. All cost related to this action will be born equally by the Company and the Subfranchisor. The Company is subject to various other legal actions arising out of the conduct of its business.

Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of December 31, 1996 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company results of operations or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 1996 Compared with Three and Six Month Periods Ended December 31, 1995

Results of Operations

The Company's net income decreased 16% to $850,714 for the three months ended December 31, 1996 from $1,015,846 for the three months ended December 31, 1995. The Company's earnings per share decreased 27% to $.08 per share for the three months ended December 31, 1996 from $.11 per share for the three months ended December 31, 1995. The Company's net income decreased .5% to $1,791,437 for the six months ended December 31, 1996 from $1,800,309 for the six months ended December 31, 1995. The Company's earnings per share decreased 5% to $.18 per share for the six months ended December 31, 1996 from $.19 per share for the six months ended December 31, 1995. Such decreases are attributable to the decreases in subfranchise and franchise fees, and the increase in selling, general and administrative expenses, all of which are discussed below.

The Company's continuing fees derived from domestic franchises increased 20% to $3,530,082 for the three months ended December 31, 1996 from $2,932,725 for the three months ended December 31, 1995. During these same periods, continuing fees derived from international franchises increased to $35,238 from $1,457. The Company's continuing fees derived from domestic franchises increased 23% to $7,171,422 for the six months ended December 31, 1996 from $5,815,286 for the six months ended December 31, 1995. During these same periods, continuing fees derived from international franchises increased to $49,327 from $1,457. These increases are directly attributable to the greater number of total open outlets as compared to the same periods ended in fiscal 1995.

During the three month and six month periods ended December 31, 1996, the Company experienced decreases in revenue from total subfranchise fees and franchise fees recognized, and it experienced increases in international master license fees as compared to the corresponding periods ended December 31, 1995. The Company believes that such decreases are the result of the saturation of the domestic market with subfranchisors and the maturing of the convenience store segment of the new-concept marketplace. With that in mind the Company has refocused on traditional outlet development by increasing franchise advertising, and hiring more sales staff. The Company believes its refocusing on traditional outlet development will increase both franchise grants and outlet openings in the future. In addition, the Company will continue to place greater emphasis on developing the international market to mirror the success it has achieved in the

United States. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that the above-mentioned refocusing by the Company will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue. The Company and its franchisees compete in the quick-service restaurant (QSR) industry, which is highly competitive with respect to price, service, outlet location and food quality, and is often affected by changes in consumer tastes, local and national economic conditions influencing consumer spending habits, population trends and traffic patterns. In awarding franchises, the Company competes with a number of QSR franchisors and other business concepts, as well as for attractive commercial real estate sites suitable for outlets. The Company and its franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than the Company's chain of franchised outlets and its franchisees, respectively. In addition to these constant obstacles to growth, unforeseen problems could arise which would keep the Company from reaching its goals, e.g., a strike by an equipment vendor or a material increase in borrowing rates, could temporarily slow down projected openings. After taking such factors into consideration, the Company has revised to 500 its estimation of the number of new outlets which will open during the fiscal year ending June 30, 1997. This would be an increase over fiscal 1996 and 1995, of 27 and 110 respectively.

Revenue from subfranchise, master license and franchise fees for the three months ended December 31, 1996 decreased 29% to $1,306,370 from $1,847,456 for the same period ended 1995. The following table sets forth an analysis of the components of such fees.

                                               Three Months Ended December 31,
                                               -------------------------------
                                                     1996           1995
                                                  ----------     ----------
SUBFRANCHISE FEES - DOMESTIC:
New Subfranchise Grants                           $    -0-       $  317,766
Existing Subfranchise Expansions                      60,000
                                                                     32,582
Principal Payments Recognized on Deferred
    Subfranchise Notes                                10,465         59,226
Annual Renewal Term Payments Recognized               31,851         60,721
Deferred Subfranchise Fees Recognized                  -0-          359,784
                                                  ----------     ----------

       TOTAL SUBFRANCHISE FEES                    $  102,316     $  830,079
                                                  ----------     ----------

MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                         $  335,000     $   78,120
Lump Sum Payments Recognized in Current
 Fiscal Year                                             -0-            -0-
                                                  ----------     ----------

       TOTAL MASTER LICENSE FEES                  $  335,000     $   78,120
                                                  ----------     ----------
FRANCHISE FEES RECOGNIZED:
Domestic                                          $  856,118     $  939,257
International                                         12,936            -0-
                                                  ----------     ----------

       TOTAL FRANCHISE FEES                       $  869,054     $  939,257
                                                  ----------     ----------
       TOTAL SUBFRANCHISE, MASTER
        LICENSE & FRANCHISE FEES                  $1,306,370     $1,847,456
                                                  ----------     ----------

Revenue from subfranchise, master license and franchise fees for the six months ended December 31, 1996 decreased .2% to $3,216,765 from $3,224,443 for the same period ended 1995. The following table sets forth an analysis of the components of such fees.

                                                Six Months Ended December 31,
                                                -----------------------------
                                                     1996           1995
                                                  ----------     ----------
SUBFRANCHISE FEES - DOMESTIC:
New Subfranchise Grants                           $    -0-       $  410,939
Existing Subfranchise Expansions                     235,292         57,006
Principal Payments Recognized on Deferred
    Subfranchise Notes                                24,648        141,874
Annual Renewal Term Payments Recognized               90,799
                                                                     70,557
Deferred Subfranchise Fees Recognized                258,749        470,995
                                                  ----------     ----------

       TOTAL SUBFRANCHISE FEES                    $  609,488     $1,151,371
                                                  ----------     ----------

MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                         $  696,950     $   78,120
Lump Sum Payments Recognized in Current
  Fiscal Year                                        317,500          -0-
                                                  ----------     ----------


       TOTAL MASTER LICENSE FEES                  $1,014,450     $   78,120
                                                  ----------     ----------

FRANCHISE FEES RECOGNIZED:
Domestic                                          $1,579,891     $1,994,952
International                                         12,936          -0-
                                                  ----------     ----------

       TOTAL FRANCHISE FEES                       $1,592,827     $1,994,952
                                                  ----------     ----------

       TOTAL SUBFRANCHISE, MASTER
          LICENSE & FRANCHISE FEES                $3,216,765     $3,224,443
                                                  ----------     ----------

Total revenue from subfranchise fees decreased 88% to $102,316 for the three months ended December 31, 1996 from $830,079 for the three months ended December 31, 1995. Total revenue from subfranchise fees decreased 47% to $609,488 for the six months ended December 31, 1996 from $1,151,371 for the six months ended December 31, 1995.

During the three months ended December 31, 1996, the Company neither granted nor derived any revenue from any new domestic subfranchises, compared to the three months ended December 31, 1995 in which the Company granted four domestic subfranchises and received $317,766 in initial subfranchise fees. One of the four domestic subfranchises provides for five annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $45,395. During the six month period ended December 31, 1996, the Company neither granted nor derived any revenue from any new domestic subfranchises, compared to the corresponding periods ended December 31, 1995 in which the Company granted seven domestic subfranchises and received $410,939 in initial subfranchise fees. Two of the seven domestic subfranchises provide for five annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $129,534. Such decreases resulted from the substantial achievement of the Company's goal of saturating the domestic market with subfranchises. During the three months ended December 31, 1996, three domestic subfranchisors expanded and the Company received $60,000 in fees in connection therewith. If all renewal term options on these three domestic expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $154,705. By comparison during the three months ended December 31, 1995, six domestic subfranchisors expanded and the Company received $32,582 in fees. During the six months ended December 31, 1996, nine domestic subfranchisors expanded and the Company received $235,292 in fees in connection therewith. If all renewal term options on these domestic expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $378,925. By comparison during the six months ended December 31, 1995, seven domestic subfranchisors expanded and the Company received $57,006 in fees. Such increases resulted from the Company's efforts to expand beyond the major population centers located in existing subfranchise territories by the expansion of existing subfranchisors.

In addition, during the three months ended December 31, 1996, the Company recognized $10,465 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $31,851 in annual renewal term options exercised by four subfranchisors, as compared to $59,226 recognized in principal payments received on deferred subfranchise notes and $60,721 recognized in annual renewal term options exercised by five subfranchisors during the three months ended December 31, 1995. During the six months ended December 31, 1996, the Company recognized $24,648 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $90,799 in annual renewal term options exercised by ten subfranchisors, as compared to $141,874 recognized in principal payments received on deferred subfranchise notes and $70,557 recognized in annual renewal term options exercised by six subfranchisors during the six months ended December 31, 1995. The above-described decreases in recognition of principal payments received on deferred subfranchise notes are directly related to the change, more fully discussed below with respect to current accounts receivable, of issuing annual renewable subfranchise agreements as opposed to issuing 50 to 60 year subfranchise agreements. The new agreements have been executed in connection with all subfranchise sales since November 1994, and some subfranchisors operating under the prior agreement are replacing them with the new agreement, thereby eliminating principal and interest payments on the notes connected with the old agreements. During the three months ended December 31, 1996, the Company did not recognize any deferred subfranchise fees with respect to subfranchises operating under the prior agreements discussed above, while during the same period in 1995, the Company was able to recognize $359,784 in deferred subfranchise fees with respect to ten subfranchises. During the six months ended December 31, 1996, the Company recognized $258,749 of deferred subfranchise fees with respect to four subfranchises operating under the prior agreements discussed above, that had sufficiently matured, while during the same period in 1995, the Company was able to recognize $470,995 in deferred subfranchise fees with respect to 15 subfranchises.

As in the previous fiscal year, the Company is continuing to place substantial emphasis on its prospects in the international market. During the three months ended December 31, 1996, the Company granted development rights for Greece, Cyprus, Venezuela, Peru and South Africa and received master license fees with respect to these agreements totaling $335,000. One of these master license agreements provided for a lump sum payment of $50,000 on or before December 31, 1996, which has not yet been received. In addition to the above-mentioned master licenses, during the first half of the six months ended December 31, 1996, the Company also granted development rights for Argentina, Uruguay, Saudi Arabia, United Arab Emirates, Bahrain, Oman, Qatar and Kuwait, and received master license fees with respect to all of such agreements consummated during such six month period totaling $696,950. One of these master license agreements provides for three annual renewal term options with lump sums totaling $216,520 due in fiscal 1998, 1999 and 2000. Also during the period ended December 31, 1996, $317,500 in lump sum payments due in fiscal 1997, was recognized in accordance with four master license agreements consummated in fiscal 1996. During the three and six month periods ended December 31, 1995, the Company granted two master licenses and received $78,120 in master license fees in connection therewith. As of December 31, 1996 there were five Blimpie outlets and 26 Grab 'n Go locations operating in Sweden, three outlets in Spain, one in the United Kingdom, one in Argentina and one in Canada.

Total domestic franchise fees recognized decreased 9% to $856,118 for the three months ended December 31, 1996 from $939,257 for the three months ended December 31, 1995. The number of outlets opened during the three months ended December 31, 1996 and December 31, 1995 remained constant at 116. Total domestic franchise fees recognized decreased 21% to $1,579,891 for the six months ended December 31, 1996 from $1,994,952 for the six months ended December 31, 1995. This decrease is attributable to the decrease to 220 outlets (91 traditional and 129 new-concept) opened during the six months ended December 31, 1996, from 238 outlets (95 traditional and 143 new-concept) opened during the comparable period ended 1995. The foregoing decreases in franchise fees recognized are attributable to the fact that many of the new-concept outlet openings were the second, third, or fourth outlet opened in the same chain and these franchises were granted at a reduced rate, versus a traditional outlet, to entice the new-concept chain to open multiple outlets. The Company derived $12,936 in franchise fees from the opening of three international outlets during the three month period ended December 31, 1996, while for the same period ended 1995, the Company did not derive any revenue from the opening of its sole international outlet at that time. The Company derived $12,936 in franchise fees from the opening of six international outlets during the six month period ended December 31, 1996, while for the same period ended 1995, the Company did not derive any revenue from the opening of two international outlets.

Store equipment sales to domestic franchises increased 9% to $3,793,279 for the three month period ended December 31, 1996 from $3,490,103 for the same period ended 1995. During these same periods, store equipment sales to international franchises increased to $77,696 from $0. These increases were attributable to the 4% increase in orders processed by the Company's equipment sales department to 416 orders processed during the three month period ended December 31, 1996 from 401 orders processed during the same period in 1995. Store equipment sales to domestic franchises increased 16% to $7,921,238 during the six month period ended December 31, 1996 from $6,805,981 for same period ended 1995. During these same periods, store equipment sales to international franchises increased to $150,270 from $0. These increases were attributable to the 28% increase in orders processed by the Company's equipment sales department to 986 orders processed during the six month period ended December 31, 1996 from 771 orders processed during the same period ended 1995.

Increases in the compensation received for providing operational, marketing and staff support to various subfranchisors, master licensors and franchisees resulted in an increase in the Company's management fees and other income by 45% to $444,074 during the three month period ended December 31, 1996 from $306,455 for the same period ended 1995, and by 39% to $694,779 during the six month period ended December 31, 1996 from $498,456 for the same period ended 1995.

The subfranchisors' shares of continuing and franchise fees increased 28% to $2,298,628 for the three months ended December 31, 1996 from $1,794,304 for the same period ended 1995. The following table sets forth an analysis of the components of such fees.

                                               Three Months Ended December 31,
                                               -------------------------------
                                                     1996           1995
                                                  ----------     ----------
SUBFRANCHISORS/MASTER LICENSORS
   SHARE  OF CONTINUING FEES:
Domestic                                          $1,766,329     $1,385,858
International                                         15,931            729
                                                  ----------     ----------

       TOTAL SUBFRANCHISORS/MASTER
          LICENSORS SHARES OF CONTINUING
          FEES                                    $1,782,260     $1,386,587

SUBFRANCHISORS/MASTER LICENSORS
   SHARE OF FRANCHISE FEES:
Domestic                                          $  200,771     $  241,880
International                                          2,543            -0-
                                                  ----------     ----------
       TOTAL SUBFRANCHISORS SHARE OF
          FRANCHISE FEES                          $  203,314     $  241,880

TRADEMARK LICENSE FEES ON CONTIN-
UING, FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES:
Domestic                                          $   84,623     $  135,597
International                                        228,431         30,240
                                                  ----------     ----------

       TOTAL TRADEMARK LICENSE FEES ON
          CONTINUING, FRANCHISE, MASTER
          LICENSE & SUBFRANCHISE FEES             $  313,054     $  165,837
                                                  ----------     ----------

       TOTAL SUBFRANCHISORS/MASTER
          LICENSORS SHARE OF CONTINUING &
          FRANCHISE FEES AND TRADEMARK
          LICENSE FEES ON CONTINUING,
          FRANCHISE, MASTER LICENSE &
          SUBFRANCHISE FEES                       $2,298,628     $1,794,304
                                                  ----------     ----------

The Subfranchisors' shares of continuing and franchise fees increased 28% to $4,576,985 for the six months ended December 31, 1996 from $3,582,827 for the same period ended 1995. The following table sets forth an analysis of the components of such fees.

                                                Six Months Ended December 31,
                                                -----------------------------
                                                     1996           1995
                                                  ----------     ----------
SUBFRANCHISORS/MASTER LICENSORS
   SHARE OF CONTINUING FEES:
Domestic                                          $3,522,630     $2,779,246
International                                         22,058            729
                                                  ----------     ----------

       TOTAL SUBFRANCHISORS/MASTER
          LICENSORS SHARE OF CONTINU-
          ING FEES                                $3,544,688     $2,779,975

SUBFRANCHISORS/MASTER LICENSORS
   SHARES  OF FRANCHISE FEES:
Domestic                                          $  415,160     $  500,831
International                                          2,543            -0-
                                                  ----------     ----------

       TOTAL SUBFRANCHISORS SHARE OF
          FRANCHISE FEES                          $  417,703     $  500,831

TRADEMARK LICENSE FEES ON CONTINUING,
   FRANCHISE, MASTER LICENSE &
   SUBFRANCHISE FEES:
Domestic                                          $  264,294     $  271,781
International                                        350,300         30,240
                                                  ----------     ----------

       TOTAL TRADEMARK LICENSE FEES ON
       CONTINUING, FRANCHISE, MASTER
       LICENSE & SUBFRANCHISE FEES                $  614,594     $  302,021
                                                  ----------     ----------

       TOTAL SUBFRANCHISORS/MASTER
       LICENSORS SHARE OF CONTINUING &
       FRANCHISE FEES AND TRADEMARK
       LICENSE FEES ON CONTINUING,
       FRANCHISE, MASTER LICENSE &
       SUBFRANCHISE FEES                          $4,576,985     $3,582,827
                                                  ----------     ----------

The subfranchisors' total share of domestic continuing fees increased 27% to

$1,766,329 for the three months ended December 31, 1996 from $1,385,858 for the same period ended 1995, and it increased 27% to $3,522,630 for the six months ended December 31, 1996 from $2,779,246 for the same period ended 1995. The master licensors' share of international continuing fees increased to $15,931 and $22,058, respectively, during the three and six month periods ended December 31, 1996 from $729 during each of the comparable periods in 1995. These increases are directly related to the increase in the revenue derived from continuing fees.

By reason of the above-mentioned decrease in domestic franchise fees, the subfranchisors share thereof decreased 17%, i.e., by $41,109, to $200,771 for the three month period ended December 31, 1996 from $241,880 for the same period ended 1995, and the subfranchisors' share thereof also decreased 17%, i.e., by $85,671, to $415,160 for the six month period ended December 31, 1996 from $500,831 for the same period ended 1995. The Company believes that such decreases will not adversely affect its subfranchisors as their share of the continuing fees, as discussed above, has continued to increase at a much greater rate, e.g., by $380,471 (a 27% increase) from $1,385,858 for the three months ended December 31, 1995 to $1,766,329 for the same period ended 1996, and by $743,384 (a 27% increase) to $3,522,630 for the six months ended December 31, 1996 from $2,779,246 for the same period ended 1995. The Company incurred $2,543 in master licensors' share of franchise fees for the three and six month periods ended December 31, 1996, compared to the same periods in 1995, in which the Company did not incur any master licensors share of franchise fees.

Trademark license fee obligations owed to Metropolitan Blimpie, Inc. (MBI), an unaffiliated corporation, on certain domestic continuing, franchise, and subfranchise fees decreased 38% to $84,623 for the three months ended December 31, 1996 from $135,597 for the same period ended 1995. Such obligations decreased 3% to $264,294 for the six months ended December 31, 1996 from $271,781 for the same period ended 1995. Such decreases are directly related to the decrease in domestic franchise fees and subfranchise fees recognized during such periods. Trademark license fee obligations owed to MBI with respect to international continuing, franchise, subfranchise and master license fees increased to $228,431 during the three months ended December 31, 1996 from $30,240 during the comparable period of 1995, and such obligations increased to $350,300 during the six months ended December 31, 1996 from $30,240 during the comparable period of 1995. Such increases are the direct result of the increase in international revenue derived from continuing and master license fees.

Store equipment cost of sales to domestic franchisees increased 5% to $3,264,221 for the three month period ended December 31, 1996 from $3,116,715 for the same period ended 1995, and such sales increased 16% to $7,014,127 for the six month period ended December 31, 1996 from $6,036,557 for the same period ended 1995. During these same three and six month periods, store equipment cost of sales to international franchisees increased to $70,038 from $0 and to $135,378 from $0, respectively. These increases are directly attributable to the increase in store equipment sales to domestic and international franchisees.

Selling, general and administrative expense rose 10% to $2,446,366 for the three month period ended December 31, 1996 from $2,232,422 for the same period ended 1995, and by 21% to $5,077,150 for the six month period ended December 31, 1996 from $4,208,297 for the same period ended 1995. These increases are directly related to the continuing expansion of the Company's workforce to strengthen its infrastructure and to create an international department, and increases in office and travel expenses incurred in order to provide support services to the increasing number of subfranchisors, franchisees, and master licensors. In addition, the increase reflects a one time contingency charge taken by the Company during the first quarter of fiscal 1997 in the amount of $102,250 which represents the Company's share of an arbitrators award.

Interest income for the three months ended December 31, 1996 increased 32% to $271,000 from $204,873 for the same period ended 1995. Such income increased 18% to $507,761 during the six months ended December 31, 1996 from $428,993 for the same period in 1995. Such increases are the result of an increase in accrued interest receivable on U.S. Treasury notes, on which the Company will receive interest prior to the fiscal year end 1997.

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.3% and 38% for the three months ended December 31, 1996 and 1995, respectively, and 38.3% and 38.9% for the six months ended December 31, 1996 and 1995, respectively.

For the six months ended December 31, 1996, cash and cash equivalents increased, as a result of the increase in accounts payable hereinbelow discussed, by 11% to $4,795,375 from $4,328,468 at June 30, 1996.

Investments under current assets increased 10% to $5,950,680 at December 31, 1996 from $5,430,950 at June 30, 1996, while investments under other assets as at the same dates, respectively, decreased 8% to $5,521,018 from $6,016,014. This increase and decrease are the result of the maturing of the U.S. Treasury notes held by the Company.

Current accounts receivable, less allowance for doubtful accounts, increased 32% to $1,927,687 at December 31, 1996 from $1,455,986 at June 30, 1996. Deferred revenue decreased 23% as at the same dates, respectively, to $1,300,541 from $1,678,918. Said increase and decrease were the direct result of a policy, implemented by the Company during fiscal 1995, of issuing annual renewable subfranchise agreements, instead of subfranchise agreements having terms of 50 to 60 years. Under the previous agreements, if the subfranchise fees were collectible over an extended period of time and no reasonable basis existed for estimating collectibility, the fees were deferred and not recognized until they were collected or the uncertainty regarding collectibility was resolved. Under the new agreements, the subfranchisor purchases a territory for a one year period, followed by four to six renewal terms, all but the last being annual in duration. If all terms and conditions of the agreement have been met during the initial one year term and each of the subsequent one year terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The first year annual fee is recognized when all material services and conditions related to the sale are satisfied by the Company. Subsequent years are recognized annually upon renewal. The Company still maintains numerous subfranchise agreements under the prior policy and continues to recognize revenue under these agreements consistent with prior years. However, the amount of such revenue will continue to decline in the future as some of the prior subfranchise agreements are replaced with the new agreement, upon the subfranchisors request. The new agreements have been used on all subfranchise sales since November 1994.

The Company's prepaid expenses and other current assets decreased 31% to $466,978 at December 31, 1996 from $674,203 at June 30, 1996. This decrease was the result of a reduction of the Company's store equipment inventory through sales to its franchisees.

The Company's property, plant and equipment less accumulated depreciation, increased 25% to $1,214,937 at December 31, 1996 from $972,251 at June 30, 1996.
This increase resulted from the Company's modernization and computerization of its offices.

Trademarks less accumulated amortization, increased 65% to $733,717 from $445,556 at December 31, 1996 and June 30, 1996, respectively. This increase was the result of the issuance of a block of the Company's unregistered common stock in connection with the purchase of rights claimed by a third party to certain Blimpie trademarks in Canada.

Other non-current assets increased 29% to $360,681 at December 31, 1996 from $279,386 at June 30, 1996. This increase is the result of the Company's purchase of a new accounting software package.

The Company's accounts payable increased 20% to $3,236,826 at December 31, 1996 from $2,697,900 at June 30, 1996. This increase resulted from the greater number of deferred payment, as opposed to cash on delivery transactions, effected by the Company's equipment sales department, coupled with the longer periods that the Company takes to pay equipment vendors with respect to purchase transactions financed by the Company's franchisees. In such cases, the Company defers payment until (1) the franchisee has given notice to the lender that the equipment has been installed and accepted; and (2) the lender has delivered payment of the financed amount to the Company. Accounts payable also increased as a result of the fees payable to the increasing number of subfranchisors.

Income taxes payable at December 31, 1996 decreased 67% to $184,372 from $563,912 at June 30, 1996. This decrease was the result of the payment of income taxes on September 15, 1996 and October 15, 1996, for fiscal year ended June 30, 1996 income taxes that had been accrued.

The payment of fiscal year end 1996 bonuses to employees that had been accrued at June 30, 1996, resulted in the 51% decrease in other current liabilities to $418,809 at December 31, 1996 from $851,687 at June 30, 1996.

During the three months ended December 31, 1996, 116 domestic Blimpie franchise outlets opened (51 traditional outlets and 65 new-concept outlets) in the following states: Alabama (2); Arizona (7); Arkansas (1); California (5); Connecticut (1); Florida (10); Georgia (6); Hawaii (1); Illinois (1); Indiana
(5); Iowa (3); Kentucky (1); Louisiana (1); Michigan (4); Minnesota (3); Mississippi (1); Missouri (5); Nebraska (5); Nevada (2); New Jersey (3); New Mexico (2); New York (4); North Carolina (4); North Dakota (2); Ohio (9); Pennsylvania (4); South Carolina (5); Tennessee (5); Texas (6); Utah (1); Washington (1); West Virginia (2); and Wisconsin (4). During the same period, 3 international Blimpie franchise outlets opened (3 traditional outlets) in the following areas: Argentina (1); Canada (1); and United Kingdom (1). By comparison, during the three months ended December 31, 1995, 116 domestic and 1 international Blimpie franchise outlets opened (48 traditional outlets and 69 new-concept outlets). During the three months ended December 31, 1996, 59 domestic Blimpie franchise outlets closed (31 traditional outlets and 28 new-concept outlets) in the following states: Arizona (1); Arkansas (1); California (1); Colorado (4); Florida (7); Georgia (6); Hawaii (1); Idaho (2); Indiana (1); Iowa (2); Kentucky (1); Massachusetts (2); Michigan (4); Minnesota
(1); New Jersey (3); New York (2); North Carolina (2); South Carolina (1); Texas
(14); and West Virginia (3). By comparison, during the same period ended 1995, 19 domestic Blimpie franchise outlets closed (16 traditional outlets and 3 new-concept outlets). During the three months ended December 31, 1996, no closed domestic Blimpie franchise outlets reopened. By comparison, during the same period ended 1995, 3 closed domestic Blimpie franchise outlets reopened.

During the three months ended December 31, 1996, the Company received $764,373 from the granting of 131 domestic individual outlet franchises (55 traditional franchises and 76 new-concept franchises) in the following states: Alabama (1); Arizona (3); California (4); Connecticut (2); Florida (15); Georgia (12); Hawaii
(1); Illinois (1); Indiana (3); Iowa (6); Louisiana (1); Massachusetts (1); Michigan (5); Minnesota (9); Missouri (4); Montana (2); Nebraska (2); Nevada
(2); New York (3);

North Carolina (6); Ohio (14); Oregon (3); Pennsylvania (2); Rhode Island (3); South Carolina (5); South Dakota (1); Tennessee (3); Texas (8); Utah (3); Wisconsin (5); and Wyoming (1). During the same period ended, the Company received $33,690 from the granting of 8 international individual outlet franchises (8 traditional franchises) in the following territories: Argentina
(1); Canada (6); and United Kingdom (1). By comparison, during the three months ended December 31, 1995, the Company received $952,525 from the granting of 180 domestic individual outlet franchises (55 traditional franchises and 125 new-concept franchises), and did not derive any revenue from the granting of 1 international individual new-concept franchise. The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted, and the reduction of the franchise fee to $1,000, for a limited time only to current Blimpie franchisees only, to encourage multiple outlet ownership. Of the 131 domestic individual outlet franchises granted during the three months ended December 31, 1996, 11 were at this reduced price.

During the six months ended December 31, 1996, 220 domestic Blimpie franchise outlets opened (91 traditional outlets and 129 new-concept outlets) in the following states: Alabama (5); Alaska (2); Arizona (11); Arkansas (1); California (6); Connecticut (1); Florida (23); Georgia (11); Hawaii (1); Illinois (2); Indiana (8); Iowa (4); Kansas (1); Kentucky (5); Louisiana (3); Massachusetts (1); Michigan (8); Minnesota (6); Mississippi (2); Missouri (9); Montana (2); Nebraska (6); New Hampshire (1); Nevada (3); New Jersey (3); New Mexico (4); New York (10); North Carolina (7); North Dakota (2); Ohio (14); Oregon (1); Pennsylvania (7); Rhode Island (2); South Carolina (8); South Dakota
(1); Tennessee (8); Texas (12); Utah (2); Washington (2); West Virginia (6); Wisconsin (7); and Wyoming (2). During the same period, 6 international Blimpie franchise outlets opened (4 traditional outlets and 2 new-concept outlets) in the following areas: Argentina (1); Canada (1); Spain (2); Sweden (1); and United Kingdom (1). By comparison, during the six months ended December 31, 1995, 238 domestic and 2 international Blimpie franchise outlets opened (95 traditional outlets and 145 new-concept outlets). During the six months ended December 31, 1996, 69 domestic Blimpie franchise outlets closed (39 traditional outlets and 30 new-concept outlets) in the following states: Arizona (1); Arkansas (1); California (1); Colorado (4); Connecticut (1); Florida (8); Georgia (6); Hawaii (2); Idaho (2); Indiana (1); Iowa (3); Kansas (1); Kentucky
(1); Massachusetts (3); Michigan (4); Minnesota (1); New Jersey (3); New York
(2); North Carolina (2); South Carolina (2); Texas (17); and West Virginia (3). By comparison, during the same period ended 1995, 30 domestic Blimpie franchise outlets closed (25 traditional outlets and 5 new-concept outlets). During the six months ended December 31, 1996, two closed domestic Blimpie franchise outlets reopened in: Michigan (1); and Texas (1). By comparison, during the same period ended 1995, 3 closed domestic Blimpie franchise outlets reopened.

During the six months ended December 31, 1996, the Company received $1,458,373 from the granting of 250 domestic individual outlet franchises (117 traditional franchises and 133 new-concept franchises) in the following states: Alabama (2); Alaska (1); Arizona (9); California (12); Connecticut (2); Florida (21); Georgia
(17); Hawaii (1); Idaho (3); Illinois(2); Indiana (6); Iowa (7); Kentucky (3); Louisiana (5); Massachusetts (1); Michigan (12); Minnesota (13); Mississippi
(1); Missouri (9); Montana (2); Nebraska (3); New Hampshire (1); Nevada (4); New York (14); North Carolina (13); North Dakota (1); Ohio (23); Oregon (6); Pennsylvania (3); Rhode Island (5); South Carolina (7); South Dakota (2); Tennessee (8); Texas (17); Utah (3); Wisconsin (10); and Wyoming (1). During the same period ended, the Company received $46,626 from the granting of 12 international individual outlet franchises (12 traditional franchises) in the following territories: Argentina (1); Canada (7); Spain (2); Sweden (1); and United Kingdom (1). By comparison, during the six months ended December 31, 1995, the Company received $1,776,231 from the granting of 338 domestic individual outlet franchises (90 traditional franchises and 248 new-concept franchises), and did not derive any revenue from the granting of 2 international individual new-concept franchises. The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted, and the reduction of the franchise fee to $1,000, for a limited time only to current Blimpie franchisees only, to encourage multiple outlet ownership. Of the 250 domestic individual outlet franchises granted during the six months ended December 31, 1996, 40 were at this reduced price.

Liquidity and Capital Resources

During the six months ended December 31, 1996, the Company did not incur any material capital commitments, and it does not anticipate that it will incur a commitment of that nature during the remainder of the fiscal year ending June 30, 1997. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at December 31, 1996 was in excess of 3.6:1, and the aggregate amount of cash and cash equivalents available to the company at that date was, and it continues to be, sufficient, in the opinion of the Company's management, to fund all of the Company's operations for the next 12 months through its internally generated funds. The current ratio at June 30, 1996 was in excess of 3:1.

Blimpie Outlet Locations

The following table sets forth the number of Blimpie franchised outlets in operation as of December 31, 1996:
                                                                 Number of
          Location                                                Outlets
          --------                                                -------
          United States:
          Alabama ............................................       20
          Alaska .............................................       07
          Arizona ............................................       60

          Arkansas ...........................................       17
          California .........................................       34
          Colorado ...........................................       32
          Connecticut ........................................       23
          Florida ............................................      135
          Georgia ............................................      149
          Hawaii .............................................       11
          Idaho ..............................................       12
          Illinois ...........................................       32
          Indiana ............................................       51
          Iowa ...............................................       51
          Kansas .............................................       17
          Kentucky ...........................................       25
          Louisiana ..........................................       28
          Massachusetts ......................................       05
          Michigan ...........................................       66
          Minnesota ..........................................       21
          Mississippi ........................................       14
          Missouri ...........................................       45
          Montana ............................................       04
          Nebraska ...........................................       23
          Nevada .............................................       29
          New Hampshire ......................................       01
          New Jersey .........................................       52
          New Mexico .........................................       09
          New York ...........................................       54
          North Carolina .....................................       48
          North Dakota .......................................       05
          Ohio ...............................................       57
          Oklahoma ...........................................       05
          Oregon .............................................       09
          Pennsylvania .......................................       34
          Rhode Island .......................................       07
          South Carolina .....................................       54
          South Dakota .......................................       04
          Tennessee ..........................................       57
          Texas ..............................................      145
          Utah ...............................................       35
          Washington .........................................       27
          West Virginia ......................................       19
          Wisconsin ..........................................       17
          Wyoming ............................................       05
                                                                   ----
          Total  -  United States                                  1555
                                                                   ----

          International:
          Argentina ..........................................       01
          Canada .............................................       01
          Spain ..............................................       03
          Sweden .............................................       05
          United Kingdom .....................................       01
                                                                   ----
          Total  -  International                                    11
                                                                   ----

                           Total Outlets Open                      1566

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Shareholders

The Company's annual meeting of shareholders (the Meeting) was held on December 9, 1996. As of the October 28, 1996 record date of the Meeting, 9,521,276 shares of the Company's sole class of capital stock, i.e., its $.01 par value common stock, were issued and outstanding, and entitled to vote thereat. 7,677,701 shares (80.64%) were present in person or by proxy at the Meeting.

At such Meeting, managements slate of six incumbent directors, i.e., Messrs. Anthony P. Conza (Chairman), David L. Siegel (Vice Chairman), Patrick J. Pompeo, Charles G. Leaness, Alvin Katz and Harry G. Chernoff, were re-elected to serve until the annual meeting of shareholders to be held for the fiscal year ending June 30, 1998. Not less than 7,624,084 of all issued and outstanding shares (80.07%) voted in favor of each of such directors, and not more than 53,617 of such shares (0.56%) withheld authority to vote for any of such directors.

The shareholders also approved at the Meeting, a proposal to increase the number of shares of common stock issuable pursuant to the Company's Omnibus Stock Incentive Plan from 500,000 shares to 950,000 shares. In connection therewith, 7,219,864 shares (75.83%) voted in favor of such proposal, 311,273 shares (3.27%) voted against such proposal, 35,017 shares (0.37%) abstained and 11,547 shares (0.12%) did not vote.

Also at the Meeting, the shareholders ratified the selection of Coopers & Lybrand, LLP as the Company's independent accountants for the fiscal year ending June 30, 1997 by a vote of 7,641,881 shares (80.26%) in favor, 11,185 shares (0.12%) against, and 24,635 shares (0.26%) abstaining.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following document has been filed as an exhibit (solely with the Securities and Exchange Commission):

Exhibit no.    Description

27             Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the quarter for which this report has been filed.

                                    Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLIMPIE International, Inc.

Dated: February 12, 1997                By:  /s/Robert S. Sitkoff
                                             --------------------------------
                                             Robert S. Sitkoff
                                             Senior Vice President and
                                             Chief Financial Officer