Form 10-Q
period 1997-03-31
BLIMPIE INTERNATIONAL INC
filed 1997-05-12
CIK 895477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended March 31, 1997

     OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

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

                                 (212) 673-5900
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

There were 9,526,226 shares of the Registrant's common stock outstanding as of May 9, 1997.

                              Table of Contents

                                                                      Page No.
                                                                      --------
PART I. Financial Information

      Item 1.  Financial Statements ......................................... 3

            Consolidated Balance Sheets ..................................... 3

                  Consolidated Statements of Operations ..................... 4

                  Consolidated Statements of Changes in
                  Shareholders Equity ....................................... 4

                  Consolidated Statements of Cash Flows ..................... 5

                  Notes to Financial Statements ............................. 6

      Item 2.  Managements Discussion and Analysis of
                Financial Condition and Results of Operations ............... 8

PART II. Other Information ..................................................24

      Item 1.   Litigation Proceedings ......................................24

      Item 6.   Exhibits and Reports on Form 8-K ............................24

      Signatures ............................................................26

     Blimpie International, Inc. and Subsidiaries


Consolidated Balance Sheets
--------------------------------------------------------------------------------------
                                                               March 31        June 30
Assets                                                             1997           1996
                                                             (Unaudited)
--------------------------------------------------------------------------------------
Current
  Cash and cash equivalent                                 $  3,229,735   $  4,328,468
  Investments                                                 5,013,880      5,430,950
  Accounts receivable, less allowance for doubtful accounts   2,425,643      1,455,986
  Prepaid expenses and other current assets                     624,410        674,203
  Deferred income taxes                                         189,000        189,000
  Current portion of notes receivable                           521,728        535,163
                                                           ------------   ------------
Total Current Assets                                         12,004,396     12,613,770
                                                           ------------   ------------
Property, Plant and Equipment - at cost less accumulated
 depreciation                                                 1,300,561        972,251
                                                           ------------   ------------
Other Assets

  Notes receivable less allowance for doubtful accounts
   and current portion                                        1,451,734      1,495,684
  Investments                                                 3,358,512      6,016,014
  Trademarks - at cost, less accumulated amortization         5,234,718        445,556
  Other                                                         418,594        279,386
                                                           ------------   ------------
Total Other Assets                                           10,463,558      8,236,640
                                                           ------------   ------------
                                                           $ 23,768,515   $ 21,822,661
                                                           ============   ============


--------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------
Current

  Accounts payable                                         $  3,382,831   $  2,697,900
  Current portion of long-term debt                               7,745          7,536
  Income taxes payable                                           61,226        563,912
  Other current liabilities                                     331,166        851,687
                                                           ------------   ------------
Total Current Liabilities                                     3,782,968      4,121,035
                                                           ------------   ------------
Deferred Revenue                                              1,207,003      1,678,918
                                                           ------------   ------------
Deferred Income Taxes                                           343,000        343,000
                                                           ------------   ------------
Long-Term Debt, less current portion                               --            5,202
                                                           ------------   ------------
Commitments and Contingencies                                      --             --
Shareholders' Equity

  Common stock, par value $.01 - authorized
   20,000,000 shares; issued and outstanding
   9,526,226 and 9,480,876 shares, respectively                  95,262         94,809
  Additional paid-in capital                                  8,209,666      7,703,510
  Retained earnings                                          10,346,898      8,132,082
  Net unrealized loss on marketable securities                   (5,818)        (3,590)
                                                           ------------   ------------
                                                             18,646,008     15,926,811
  Less: Subscriptions receivable                                210,464        252,305
                                                           ------------   ------------
Total Shareholders' Equity                                   18,435,544     15,674,506
                                                           ------------   ------------
                                                           $ 23,768,515   $ 21,822,661
                                                           ============   ============


See Accompanying Notes to Financial Statements

Blimpie International, Inc. and Subsidiaries


Consolidated Statements of Operations
                  (Unaudited)
-----------------------------------------------------------------------------------------
                                           Three months ended        Nine months ended
                                                March 31                 March 31
                                            1997        1996         1997         1996
-----------------------------------------------------------------------------------------
Revenues
  Continuing fees                      $ 3,906,671  $ 3,025,045  $11,127,420  $ 8,841,787
  Subfranchisor fees, master license
   fees, and sale of franchises          1,257,409    2,039,743    4,474,173    5,264,185
  Store equipment sales                  3,452,157    3,491,745   11,523,666   10,297,726
  Management fees and other income         312,638      373,359    1,007,417      871,815
                                       -----------  -----------  -----------  -----------
                                         8,928,875    8,929,892   28,132,676   25,275,513
                                       -----------  -----------  -----------  -----------
Expenses
  Subfranchisors' share of franchise
   and continuing fees                   2,335,649    2,023,829    6,912,634    5,606,657
  Store equipment cost of sales          3,139,934    2,969,053   10,289,439    9,005,610
  Selling, general and administrative
   expenses                              2,433,931    2,260,336    7,511,081    6,468,631
  Interest expense                             372          654        3,857        2,280
                                       -----------  -----------  -----------  -----------
                                         7,909,886    7,253,872   24,717,011   21,083,178
                                       -----------  -----------  -----------  -----------
Operating Income                         1,018,989    1,676,020    3,415,665    4,192,335

Interest Income                            213,759      340,359      721,520      769,353
                                       -----------  -----------  -----------  -----------
Income before income taxes               1,232,748    2,016,379    4,137,185    4,961,688

Income taxes                               477,000      769,000    1,590,000    1,914,000
                                       -----------  -----------  -----------  -----------
Net Income                             $   755,748  $ 1,247,379  $ 2,547,185  $ 3,047,688
                                       ===========  ===========  ===========  ===========
Earnings per share                     $      0.08  $      0.13  $      0.26  $      0.33
                                       ===========  ===========  ===========  ===========

------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareholders Equity
Nine Months Ended March 31, 1997
                  (Unaudited)
------------------------------------------------------------------------------------------------------------------
                              Common Stock
                              ------------                Additional                    Unrealized
                                  Shares                    paid-in      Retained        holding
                               Outstanding      Amount      capital      earnings       gain (loss)      Total
                              ------------  ------------  ------------  ------------   ------------   ------------
Balance - June 30, 1996          9,480,876  $     94,809  $  7,703,510  $  8,132,082   $     (3,590)  $ 15,926,811
Incentive stock granted and
  options exercised                 20,350           203       267,343          --             --          267,546
Purchase Canadian  trademark        25,000           250       238,813          --             --          239,063
Cash dividends paid                   --            --            --        (332,369)          --         (332,369)
Net Income                            --            --            --       2,547,185           --        2,547,185
Net unrealized loss on
marketable securities                 --            --            --            --           (2,228)        (2,228)
                              ------------  ------------  ------------  ------------   ------------   ------------
Balance - March 31, 1997         9,526,226  $     95,262  $  8,209,666  $ 10,346,898   $     (5,818)  $ 18,646,008
                              ============  ============  ============  ============   ============   ============


See Accompanying Notes to Financial Statements

Blimpie International, Inc. and Subsidiaries

--------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
                    (Unaudited)
--------------------------------------------------------------------------------------
                                                            Nine Months Ended March 31,
                                                                  1997          1996
                                                                  ----          ----

Cash Flows From Operating Activities
Net income                                                 $  2,547,185   $  3,047,688
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                             292,197        148,714
      Incentive stock granted                                   255,196        136,059
      Decrease (increase) in:
       Accounts receivable                                     (969,657)      (673,315)
       Prepaid expenses and other current assets                 49,793       (195,747)
       Trademarks                                            (4,598,426)          --
       Other assets                                            (163,267)      (126,887)
       Notes receivable                                          57,385        467,575
     Increase (decrease) in:
       Accounts payable                                         684,931       (881,264)
       Income taxes payable                                    (502,686)       120,037
       Other current liabilities                               (520,521)       162,419
       Deferred revenue                                        (471,915)      (732,747)
                                                           ------------   ------------
       Net cash (used in) provided by operating activities   (3,339,785)     1,472,532
                                                           ------------   ------------

Cash Flows From Investing Activities
  Reinvested dividends of available-for-sale securities          (4,331)        (8,773)
  Purchase of held-to-maturity securities                    (4,036,019)    (6,782,929)
  Proceeds from maturities of held-to-maturity securities     4,399,011      1,776,127
  Proceeds from sale of held-to-maturity securities           2,695,562           --
  Purchase of available-for-sale securities                      (7,504)       (27,388)
  Proceeds from sale of available-for-sale securities            25,625           --
  Disposal of property, plant and equipment                      10,232           --
  Acquisition of property, plant and equipment                 (558,353)      (400,902)
                                                           ------------   ------------
       Net cash provided by (used in) investing activities    2,524,223     (5,443,865)
                                                           ------------   ------------

Cash Flows From Financing Activities
  Proceeds from stock warrants/options exercised                 12,350          4,000
  Proceeds from stock offering                                     --        4,461,535
  Collections on officer notes receivable for stock purchase     41,841          4,006
  Cash dividends paid                                          (332,369)      (283,561)
  Repayment of long-term debt                                    (4,993)        (4,568)
                                                           ------------   ------------
       Net cash (used in) provided by financing activities     (283,171)     4,181,412
                                                           ------------   ------------
Net (decrease) increase in Cash and Cash Equivalents         (1,098,733)       210,079
Cash and Cash Equivalents, at beginning of year               4,328,468      3,922,173
                                                           ------------   ------------
Cash and Cash Equivalents, at end of period                $  3,229,735   $  4,132,252
                                                           ============   ============
Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
  Interest                                                 $      3,857   $      2,280
  Income taxes                                                2,092,686      1,793,963
Noncash investing and financing activities:
  Net unrealized gain (loss) on marketable securities            (2,228)        10,326
  Canadian trademark stock issuance                             239,063        271,875


See Accompanying Notes to Financial Statements

Blimpie International, Inc. and Subsidiaries

Notes To Consolidated Financial Statements
For the Nine  Months Ended March 31, 1997 (Unaudited)

The unaudited interim financial statements should be read in conjunction with the consolidated financial statements of the Company and its Subsidiaries for the fiscal year end June 30, 1996.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations, changes in shareholders' equity, and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report, except as follows:

Commitments and Contingencies

On September 26, 1996, an award was granted in an arbitration proceeding against the Company in which a Blimpie franchise sought damages and injunctive relief based on allegations that the Company authorized a nontraditional Blimpie restaurant in a location approximately 1.5 miles from the franchises location. The Company denied any liability asserting that it had made no agreements granting a protected territory to the franchise. The arbitrator made an award to the franchisee in the amount of $204,500 without interest. Pursuant to a settlement, the Company paid $200,000 in full satisfaction of the award and is entitled to receive one half of that amount from the Subfranchisor of the claimant-franchisee. The Company is subject to various other legal actions arising in the normal course of business. It is the Company's practice to vigorously defend all actions. See Part II, Section 1 Litigation Proceedings.

Trademarks

In accordance with a written agreement which the Company executed with its Chairman and Chief Executive Officer and its Vice Chairman and Chief Operating Officer on February 18, 1997, the Company acquired, for $4.5 million plus certain income-based fees which take effect after international revenues exceed $5 million, ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system owned by such individuals. The agreement supersedes a licensing agreement pertaining to such international trademark and marketing system rights which the Company had previously entered into with such individuals. Metropolitan Blimpie, Inc. (MBI), an unaffiliated company, continues to own the balance of such international trademark and marketing system rights. Previously executed international licensing agreements between MBI and the Company also remain in place.

Investments

On February 19, 1997, the Company sold held-to-maturity securities with an aggregate cost of $2,723,328 and realized a gain of $27,766. The proceeds from the sale of $2,695,562 were used in the purchase of the international trademarks discussed above.

At March 31, 1997, United States Treasury notes previously categorized as being held-to-maturity were recategorized as available-for-sale. Accordingly, this group of securities has been marked to market with the resulting adjustment reported with other shareholders equity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 1997 Compared with Three and Nine Month Periods Ended March 31,1996

Results of Operations

The Company's net income decreased 39% to $755,748 for the three months ended March 31, 1997 from $1,247,379 for the three months ended March 31, 1996. The Company's earnings per share decreased 38% to $.08 per share for the three months ended March 31, 1997 from $.13 per share for the three months ended March 31, 1996. The Company's net income decreased 16% to $2,547,185 for the nine months ended March 31, 1997 from $3,047,688 for the nine months ended March 31, 1996. The Company's earnings per share decreased 21% to $.26 per share for the nine months ended March 31, 1997 from $.33 per share for the nine months ended March 31, 1996. Such decreases are attributable to the decreases in subfranchise and franchise fees, and the increase in selling, general and administrative expenses, all of which are discussed below.

The Company's continuing fees derived from domestic franchises increased 28% to $3,876,160 for the three months ended March 31, 1997 from $3,018,543 for the three months ended March 31, 1996. During these same periods, continuing fees derived from international franchises increased to $30,511 from $6,502. The Company's continuing fees derived from domestic franchises increased 25% to $11,047,582 for the nine months ended March 31, 1997 from $8,833,829 for the nine months ended March 31, 1996. During these same periods, continuing fees derived from international franchises increased to $79,838 from $7,958. These increases are directly attributable to the greater number of total open outlets as compared to the same periods ended in fiscal 1996.

During the three month and nine month periods ended March 31, 1997, the Company experienced decreases in revenue from total subfranchise fees and franchise fees recognized, and it experienced increases in international master license fees as compared to the corresponding periods ended March 31, 1996. The Company believes that such decreases are the result of the saturation of the domestic market with subfranchisors and the maturing of the convenience store segment of the new-concept marketplace. With that in mind the Company has refocused on traditional outlet development by increasing franchise advertising, and hiring more sales staff. The Company believes its refocusing on traditional outlet development will increase both franchise grants and outlet openings in the future. In addition, the Company will continue to place greater emphasis on developing the international market to mirror the success it has achieved in the United States. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that the above-mentioned refocusing by the Company will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue. The Company and its franchisees compete in the quick-service restaurant (QSR) industry, which is highly competitive with respect to price, service, outlet location and food quality, and is often affected by changes in consumer tastes, local and national economic conditions influencing consumer spending habits, population trends and traffic patterns. In awarding franchises, the Company competes with a number of QSR franchisors and other business concepts, as well as for attractive commercial real estate sites suitable for outlets. The Company and its franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than the Company's chain of franchised outlets and its franchisees, respectively. In addition to these constant obstacles to growth, unforeseen problems could arise which would keep the Company from reaching its goals, e.g., a strike by an equipment vendor or a material increase in borrowing rates, could temporarily slow down projected openings. After taking such factors into consideration, the Company has revised to 400 its estimation of the number of new outlets which will open during the fiscal year ending June 30, 1997.

Revenue from subfranchise, master license and franchise fees for the three months ended March 31, 1997 decreased 38% to $1,257,409 from $2,039,743 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  1997           1996
                                                                  ----           ----
     SUBFRANCHISE FEES - DOMESTIC:
     New Subfranchise Grants                               $        -0-   $        -0-
     Existing Subfranchise Expansions                            55,619         49,232
     Principal Payments Recognized on Deferred
     Subfranchise Notes                                          29,636         52,472
     Annual Renewal Term Payments Recognized                    137,865        160,724
     Deferred Subfranchise Fees Recognized                          -0-        484,454
                                                           ------------   ------------
           TOTAL SUBFRANCHISE FEES                         $    223,120   $    746,882



     MASTER LICENSE FEES - INTERNATIONAL:
     New Master License Grants                                  132,293            -0-
     Lump Sum Payments Recognized in Current
                                                           ------------   ------------
     Fiscal Year                                                111,500        175,150

           TOTAL MASTER LICENSE FEES                       $    243,793        175,150

     FRANCHISE FEES RECOGNIZED:
     Domestic                                              $    791,815   $  1,117,710
     International                                               (1,319)           -0-
                                                           ------------   ------------
           TOTAL FRANCHISE FEES                            $    790,496   $  1,117,710
                                                           ------------   ------------
           TOTAL SUBFRANCHISE, MASTER
           LICENSE & FRANCHISE FEES                        $  1,257,409   $  2,039,742
                                                           ------------   ------------

Revenue from subfranchise, master license and franchise fees for the nine months ended March 31, 1997 decreased 15% to $4,474,173 from $5,264,185 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.


         Nine Months Ended March  31,                             1997         1996
        ----------------------------                             ----         ----
     SUBFRANCHISE FEES - DOMESTIC:
     New Subfranchise Grants                                       $-0-   $    410,939
     Existing Subfranchise Expansions                           290,911        106,238
     Principal Payments Recognized on Deferred
       Subfranchise Notes                                        54,284        194,346
     Annual Renewal Term Payments Recognized                    228,664        231,281
     Deferred Subfranchise Fees Recognized                      258,749        955,449
                                                           ------------   ------------
           TOTAL SUBFRANCHISE FEES                         $    832,608   $  1,898,253

     MASTER LICENSE FEES - INTERNATIONAL:
     New Master License Grants                             $    829,243   $     78,120
     Lump Sum Payments Recognized in Current
         Fiscal Year                                            429,000        175,150
                                                           ------------   ------------

           TOTAL MASTER LICENSE FEES                       $  1,258,243   $    253,270

     FRANCHISE FEES RECOGNIZED:

     Domestic                                              $  2,371,706   $  3,112,662
     International                                               11,617            -0-
                                                           ------------   ------------
           TOTAL FRANCHISE FEES                            $  2,383,323   $  3,112,662
                                                           ------------   ------------
     TOTAL SUBFRANCHISE, MASTER
           LICENSE & FRANCHISE FEES                        $  4,474,174   $  5,264,185

Total revenue from subfranchise fees decreased 70% to $223,120 for the three months ended March 31, 1997 from $746,882 for the three months ended March 31, 1996. Total revenue from subfranchise fees decreased 56% to $832,608 for the nine months ended March 31, 1997 from $1,898,253 for the nine months ended March 31, 1996.

During the three months ended March 31, 1997 and March 31, 1996 the Company neither granted nor derived any revenue from any new domestic subfranchises. During the nine month period ended March 31, 1997, the Company neither granted nor derived any revenue from any new domestic subfranchises, compared to the same period ended March 31, 1996 in which the Company granted seven domestic subfranchises and received $410,939 in initial subfranchise fees. Two of the seven domestic subfranchises provide for five annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $129,534. Such decreases resulted from the substantial achievement of the Company's goal of saturating the domestic market with subfranchises. During the three months ended March 31, 1997, four domestic subfranchisors expanded and the Company received $55,619 in fees in connection therewith. There were no renewal term options on any of these four domestic subfranchise expansions. By comparison during the three months ended March 31, 1996, one domestic subfranchisor expanded and the Company received $49,232 in fees. During the nine months ended March 31, 1997, 13 domestic subfranchisors expanded and the Company received $290,911 in fees in connection therewith. If all renewal term options on these domestic expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $378,925. By comparison during the nine months ended March 31, 1996, eight domestic subfranchisors expanded and the Company received $106,238 in fees. Such increases resulted from the Company's efforts to expand beyond the major population centers located in existing subfranchise territories by the expansion of existing subfranchisors.

In addition, during the three months ended March 31, 1997, the Company recognized $29,636 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $137,865 in annual renewal term options exercised by nine subfranchisors, as compared to $52,472 recognized in principal payments received on deferred subfranchise notes and $160,724 recognized in annual renewal term options exercised by nine subfranchisors during the three months ended March 31, 1996. During the nine months ended March 31, 1997, the Company recognized $54,284 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $228,664 in annual renewal term options exercised by 19 subfranchisors, as compared to $194,346 recognized in principal payments received on deferred subfranchise notes and $231,281 recognized in annual renewal term options exercised by 15 subfranchisors during the nine months ended March 31, 1996. The above-described decreases in recognition of principal payments received on deferred subfranchise notes are directly related to the change, more fully discussed below with respect to current accounts receivable, of issuing annual renewable subfranchise agreements as opposed to issuing 50 to 60 year subfranchise agreements. The new agreements have been executed in connection with all subfranchise sales since November 1994, and some subfranchisors operating under the prior agreement are replacing them with the new agreement, thereby eliminating principal and interest payments on the notes connected with the old agreements. During the three months ended March 31, 1997, the Company did not recognize any deferred subfranchise fees with respect to subfranchises operating under the prior agreements discussed above, while during the same period in 1996, the Company was able to recognize $484,454 in deferred subfranchise fees with respect to six subfranchises. During the nine months ended March 31, 1997, the Company recognized $258,749 of deferred subfranchise fees with respect to four subfranchises operating under the prior agreements discussed above, that had sufficiently matured, while during the same period in 1996, the Company was able to recognize $955,449 in deferred subfranchise fees with respect to 21 subfranchises.

As in the previous fiscal year, the Company is continuing to place substantial emphasis on its prospects in the international market. During the three months ended March 31, 1997, the Company granted development rights for Ontario and Poland, and received master license fees with respect to these agreements totaling $132,293. In addition to the above-mentioned master licenses, during the first six months ended December 31, 1996, the Company also granted development rights for Argentina, Uruguay, Saudi Arabia, United Arab Emirates, Bahrain, Oman, Qatar, Kuwait, Greece, Cyprus, Venezuela, Peru and South Africa and received master license fees with respect to all of such agreements consummated during such six month period totaling $696,950. One of these master license agreements provides for three annual renewal term options with lump sums totaling $216,520 due in fiscal 1998, 1999 and 2000. During the period ended March 31, 1997, $429,000 in lump sum payments due in fiscal 1997, was recognized in accordance with six master license agreements. During the three month period ended March 31, 1996, the Company granted one master license and received $175,150 in master license fees in connection therewith. During the nine month period ended March 31, 1996, the Company granted three master licenses and received $253,270 in master license fees in connection therewith. As of March 31, 1997 there were five Blimpie outlets and 27 Grab 'n Go locations operating in Sweden, three outlets in Spain, three in the United Kingdom, one in Argentina and one in Canada.

Total domestic franchise fees recognized decreased 29% to $791,815 for the three months ended March 31, 1997 from $1,117,710 for the three months ended March 31, 1996. This decrease is attributable to the 30% decrease in the number of outlets opened during the three months ended March 31, 1997 to 85 (39 traditional outlets and 46 new-concept outlets) from 122 (40 traditional outlets and 82 new-concept outlets) during the three months ended March 31, 1996. Total domestic franchise fees recognized decreased 24% to $2,371,706 for the nine months ended March 31, 1997 from $3,112,662 for the nine months ended March 31, 1996. This decrease is attributable to the decrease to 305 outlets (130 traditional and 175 new-concept) opened during the nine months ended March 31, 1997, from 360 outlets (135 traditional and 225 new-concept) opened during the comparable period ended 1996. The foregoing decreases in franchise fees recognized are attributable to the fact that many of the new-concept outlet openings were the second, third, or fourth outlet opened in the same chain and these franchises were granted at a reduced rate, versus a traditional outlet, to entice the new-concept chain to open multiple outlets. The Company derived $11,617 in franchise fees from the opening of seven international outlets during the nine month period ended March 31, 1997, while for the same period ended 1996, the Company did not derive any revenue from the opening of four international outlets.

Store equipment sales to domestic franchises increased 10% to $11,315,964 during the nine month period ended March 31, 1997 from $10,281,876 for same period ended 1996. During these same periods, store equipment sales to international franchises increased $207,702 from $15,850. These increases were attributable to the 37% increase in orders processed by the Company's equipment sales department to 1547 orders processed during the nine month period ended March 31, 1997 from 1132 orders processed during the same period ended 1996.

Management fees and other income for the three months ended March 31, 1997 decreased 16% to $312,638 from $373,359 for the same period ended 1996. This decrease resulted from the January 1997 relocation of one of the Company's subfranchisors who had previously been sharing office space in the Atlanta office. Although the Company experienced a decrease for the three month period, management fees and other income for the nine month period ended March 31, 1997 increased by 16% to $1,007,417 from $871,815 for the same period ended 1996.

These increases are due to the increased compensation received for providing operational, marketing and staff support to various subfranchisors, master licensors and franchisees.

The subfranchisors' shares of continuing and franchise fees increased 15% to $2,335,649 for the three months ended March 31, 1997 from $2,023,829 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                             Three Months Ended March 31,
                                                                1997           1996
                                                                ----           ----

     SUBFRANCHISORS'/MASTER LICENSORS'
        SHARE OF CONTINUING FEES:
     Domestic                                              $  1,880,203   $  1,517,992
     International                                               14,424          3,250
                                                           ------------   ------------
     TOTAL SUBFRANCHISORS' / MASTER
     LICENSORS' SHARE OF CONTINUING
     FEES                                                  $  1,894,627   $  1,521,242

     SUBFRANCHISORS'/ MASTER LICENSORS'
        SHARE OF FRANCHISE FEES:
     Domestic                                              $    216,774   $    303,699
     International                                               (1,096)           -0-
                                                           ------------   ------------
     TOTAL SUBFRANCHISORS' SHARE OF
     FRANCHISE FEES                                        $    215,678   $    303,699

     TRADEMARK LICENSE FEES ON CONTIN-
     UING, FRANCHISE, MASTER LICENSE &
     SUBFRANCHISE FEES:
     Domestic                                              $    180,440   $    118,756
     International                                               44,904         80,132
                                                           ------------   ------------
     TOTAL TRADEMARK LICENSE FEES ON
     CONTINUING, FRANCHISE, MASTER
     LICENSE & SUBFRANCHISE FEES                           $    225,344   $    198,888
                                                           ------------   ------------


TOTAL SUBFRANCHISORS' / MASTER
LICENSORS' SHARE OF CONTINUING &
FRANCHISE FEES AND TRADEMARK

LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES                                          $  2,335,649   $  2,023,829
                                                           ------------   ------------

The Subfranchisors' shares of continuing and franchise fees increased 23% to $6,912,634 for the nine months ended March 31, 1997 from $5,606,657 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                           Nine Months Ended March 31,
                                                             1997              1996
                                                             ----              ----
       SUBFRANCHISORS' / MASTER LICENSORS'
          SHARE OF CONTINUING FEES:
      Domestic                                             $  5,402,833   $  4,297,238
      International                                              36,482          3,979
                                                           ------------   ------------
      TOTAL SUBFRANCHISORS'/MASTER
       LICENSORS' SHARE OF CONTINU-
             ING FEES                                      $  5,439,315   $  4,301,217

      SUBFRANCHISORS'/ MASTER LICENSORS'
      SHARES OF FRANCHISE FEES:
      Domestic                                             $    631,934   $    804,530
      International                                               1,447            -0-
                                                           ------------   ------------
      TOTAL SUBFRANCHISORS' SHARE OF
            FRANCHISE FEES                                 $    633,381   $    804,530

      TRADEMARK LICENSE FEES ON CONTIN-
      UING, FRANCHISE, MASTER LICENSE &
       SUBFRANCHISE FEES:
      Domestic                                             $    444,734   $    390,538
      International                                             395,204        110,372
                                                           ------------   ------------
      TOTAL TRADEMARK LICENSE FEES ON
      CONTINUING, FRANCHISE, MASTER
      LICENSE & SUBFRANCHISE FEES                          $    839,938   $    500,910
                                                           ------------   ------------


       TOTAL SUBFRANCHISORS' / MASTER
       LICENSORS' SHARE OF CONTINUING &

       FRANCHISE FEES AND TRADEMARK
       LICENSE FEES ON CONTINUING,
       FRANCHISE, MASTER LICENSE &
       SUBFRANCHISE FEES                                   $  6,912,634   $  5,606,657


The subfranchisors' total share of domestic continuing fees increased 24% to $1,880,203 for the three months ended March 31, 1997 from $1,517,992 for the same period ended 1996, and it increased 26% to $5,402,833 for the nine months ended March 31, 1997 from $4,297,238 for the same period ended 1996. The master licensors' share of international continuing fees increased to $14,424 and $36,482, respectively, during the three and nine month periods ended March 31, 1997 from $3,250 and $3,979 respectively, during each of the comparable periods in 1996. These increases are directly related to the increase in the revenue derived from continuing fees.

By reason of the above-mentioned decrease in domestic franchise fees, the subfranchisors share thereof decreased 29%, i.e., by $86,925, to $216,774 for the three month period ended March 31, 1997 from $303,699 for the same period ended 1996, and the subfranchisors' share thereof also decreased 21%, i.e., by $172,596, to $631,934 for the nine month period ended March 31, 1997 from $804,530 for the same period ended 1996. The Company believes that such decreases will not adversely affect its subfranchisors as their share of the continuing fees, as discussed above, has continued to increase at a much greater rate, e.g., by $362,211 (a 24% increase) from $1,517,992 for the three months ended March 31, 1996 to $1,880,203 for the same period ended 1997, and by $1,105,595 (a 26% increase) to $5,402,833 for the nine months ended March 31, 1997 from $4,297,238 for the same period ended 1996.

Trademark license fee obligations owed to Metropolitan Blimpie, Inc. (MBI), an unaffiliated corporation, on certain domestic continuing, franchise, and subfranchise fees increased 52% to $180,440 for the three months ended March 31, 1997 from $118,756 for the same period ended 1996. Such obligations increased 14% to $444,734 for the nine months ended March 31, 1997 from $390,538 for the same period ended 1996. Such increases are directly related to the increase in domestic continuing fees as discussed above. Trademark license fee obligations owed to MBI, and Anthony P. Conza and David L. Siegel, the Chairman and Chief Executive, and Vice Chairman and Chief Operating Officer, respectively, of the Company, with respect to international continuing, franchise, subfranchise and master license fees decreased to $44,904 during the three months ended March 31, 1997 from $80,132 during the comparable period of 1996. This decrease is the result of the Company's purchase on February 18, 1997 of the portion of the Blimpie international trademarks and service marks held by such officers. See Footnotes to Financial

Statements. Therefore, there was a significant reduction in international trademark license fee payments made during the three months ended March 31, 1997. However, these same trademark license fee obligations increased to $395,204 during the nine months ended March 31, 1997 from $110,372 during the comparable period of 1996 due to the overall increase in international revenue.

Store equipment cost of sales to domestic franchisees increased 12% to $10,083,763 for the nine month period ended March 31, 1997 from $9,005,610 for the same period ended 1996. During this same nine month period, store equipment cost of sales to international franchisees increased to $205,676 from $0. These increases are directly attributable to the increase in store equipment sales to domestic and international franchisees.

Selling, general and administrative expense rose 8% to $2,433,931 for the three month period ended March 31, 1997 from $2,260,336 for the same period ended 1996, and by 16% to $7,511,081 for the nine month period ended March 31, 1997 from $6,468,632 for the same period ended 1996. These increases are directly related to the continuing expansion of the Company's work force to strengthen its infrastructure, create an international department, expand the domestic franchise development department, and increases in office and travel expenses incurred in order to provide support services to the increasing number of subfranchisors, franchisees, and master licensors. In addition, the increase reflects a one time contingency charge taken by the Company during the first quarter of fiscal 1997 in the amount of $100,000 which represents the Company's share of an arbitrator's award. See Part II, Section 1 Litigation Proceedings.

Interest income for the three months ended March 31, 1997 decreased 37% to $213,759 from $340,359 for the comparable period ended 1996. Such income also decreased 6% for the nine months ended March 31, 1997 to $721,519 from $769,353 for the comparable period ended 1996. These decreases were the result of the selling of a portion of the U.S. Treasury notes owned by the Company to purchase a portion of the international trademarks and service marks on February 18, 1997. See Footnotes to Financial Statements.

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.7% and 38.1% for the three months ended March 31, 1997 and 1996, respectively, and 38.4% and 38.6% for the nine months ended March 31, 1997 and 1996, respectively.

For the nine months ended March 31, 1997, cash and cash equivalents decreased by 25% to $3,229,735 from $4,328,468 at June 30, 1996. Investments under other assets decreased 44% to $3,358,512 from $6,016,014 at June 30, 1996. Trademarks less accumulated amortization increased to $5,234,718 from $445,556 at June 30, 1996. These decreases and increases are the direct result of the purchase of a portion of international Blimpie trademarks and service marks. (See Footnotes to Financial Statements.)

Current accounts receivable, less allowance for doubtful accounts, increased 67% to $2,425,643 at March 31, 1997 from $1,455,986 at June 30, 1996. Deferred revenue decreased 28% as at the same dates, respectively, to $1,207,003 from $1,678,918. Said increase and decrease were the direct result of a policy implemented by the Company during fiscal 1995 of issuing annual renewable subfranchise agreements, instead of subfranchise agreements having terms of 50 to 60 years. Under the previous agreements, if the subfranchise fees were collectible over an extended period of time and no reasonable basis existed for estimating collectibility, the fees were deferred and not recognized until they were collected or the uncertainty regarding collectibility was resolved. Under the new agreements, the subfranchisor purchases a territory for a one year period, followed by four to six renewal terms, all but the last being annual in duration. If all terms and conditions of the agreement have been met during the initial one year term and each of the subsequent one year terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The first year annual fee is recognized when all material services and conditions related to the sale are satisfied by the Company. Subsequent years are recognized annually upon renewal. The Company still maintains numerous subfranchise agreements under the prior policy and continues to recognize revenue under these agreements consistent with prior years. However, the amount of such revenue will continue to decline in the future as some of the prior subfranchise agreements are replaced with the new agreement, upon the subfranchisors request. The new agreements have been used on all subfranchise sales since November 1994.

The Company's property, plant and equipment less accumulated depreciation, increased 34% to $1,300,561 at March 31, 1997 from $972,251 at June 30, 1996.
This increase resulted from the Company's continued modernization and computerization of its offices.

Other non-current assets increased 50% to $418,594 at March 31, 1997 from $279,386 at June 30, 1996. This increase is the result of the Company's purchase of a new accounting software package.

The Company's accounts payable increased 25% to $3,382,831 at March 31, 1997 from $2,697,900 at June 30, 1996. This increase resulted from the greater number of deferred payment, as opposed to cash on delivery transactions, effected by the Company's equipment sales department, coupled with the longer periods that the

Company takes to pay equipment vendors with respect to purchase transactions financed by the Company's franchisees. In such cases, the Company defers payment until (1) the franchisee has given notice to the lender that the equipment has been installed and accepted; and (2) the lender has delivered payment of the financed amount to the Company. Accounts payable also increased as a result of the fees payable to the increasing number of subfranchisors.

Income taxes payable at March 31, 1997 decreased 89% to $61,226 from $563,912 at June 30, 1996. This decrease was the result of the payment of income taxes on September 15, 1996 and October 15, 1996, for fiscal year ended June 30, 1996 income taxes that had been accrued.

The payment of fiscal year end 1996 bonuses to employees that had been accrued at June 30, 1996, resulted in the 61% decrease in other current liabilities to $331,166 at March 31, 1997 from $851,687 at June 30, 1996.

During the three months ended March 31, 1997, 85 domestic Blimpie franchise outlets opened (39 traditional outlets and 46 new-concept outlets) in the following states: Arizona (2); California (8); Florida (10); Georgia (6); Illinois (5); Indiana (2); Iowa (1); Kansas (1); Kentucky (2); Louisiana (3); Maine (1), Massachusetts (1), Michigan (1); Minnesota (5); Missouri (1); Nevada
(5); New Hampshire (1); New York (4); North Carolina (6); Ohio (3); Oklahoma
(1); Oregon (2); South Carolina (1); South Dakota (1); Tennessee (2); Texas (6); Utah (1); Washington (1); West Virginia (1); and Wyoming (1). During the same period, 1 international new-concept Blimpie franchise outlet opened in the United Kingdom. By comparison, during the three months ended March 31, 1996, 122 domestic and 2 international Blimpie franchise outlets opened (41 traditional outlets and 83 new-concept outlets). During the three months ended March 31, 1997, 46 domestic Blimpie franchise outlets closed (24 traditional outlets and 22 new-concept outlets) in the following states: Arizona (1); California (1); Colorado (1); Florida (7); Illinois (5); Iowa (2); Kansas (3); Michigan (1); Minnesota (1); Missouri (1); New Jersey (3); New York (4); North Carolina (2); South Dakota (1); Texas (9); Utah (2); and Washington (2). By comparison, during the same period ended 1996, 22 domestic Blimpie franchise outlets closed (17 traditional outlets and 5 new-concept outlets). During the three months ended March 31, 1997, no closed domestic Blimpie franchise outlets reopened. By comparison, during the same period ended 1996, 1 closed domestic Blimpie franchise outlet reopened.

During the three months ended March 31, 1997, the Company received $740,631 from the granting of 144 domestic individual outlet franchises (38 traditional franchises and 106 new-concept franchises) in the following states: Alabama (5); Arizona (5); California (10); Colorado (3); Florida (14); Georgia (9); Idaho
(1); Illinois (3); Indiana (4); Iowa (1); Kentucky (2); Louisiana (5); Maine
(2); Michigan (5);

Minnesota (6); Missouri (2); Nebraska (2); Nevada (2); New Mexico (1); New York
(7); Ohio (4); Oklahoma (1); Oregon (1); Pennsylvania (22); Rhode Island (1); South Carolina (6); Tennessee (3); Texas (3); Utah (1); Washington (5); Wisconsin (7); and Wyoming (1). During the same period ended, the Company received $125,524 from the granting of 7 international individual outlet franchises (6 traditional franchises and 1 new-concept franchise) in the United Kingdom. By comparison, during the three months ended March 31, 1996, the Company received $995,514 from the granting of 161 domestic individual outlet franchises(63 traditional franchises and 98 new-concept franchises), and did not derive any revenue from the granting of 2 international individual franchises. The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted.

During the nine months ended March 31, 1997, 305 domestic Blimpie franchise outlets opened (130 traditional outlets and 175 new-concept outlets) in the following states: Alabama (5); Alaska (2); Arizona (13); Arkansas (1); California (14); Colorado (2); Connecticut (1); Florida (33); Georgia (17); Hawaii (1); Illinois (7); Indiana (10); Iowa (5); Kansas (2); Kentucky (7); Louisiana (6); Maine (1); Massachusetts (1); Michigan (9); Minnesota (11); Mississippi (2); Missouri (10); Montana (2); Nebraska (6); Nevada (8); New Hampshire (1); New Jersey (3); New Mexico (4); New York (14); North Carolina
(13); North Dakota (2); Ohio (17); Oklahoma (1); Oregon (3); Pennsylvania (7); Rhode Island (2); South Carolina (9); South Dakota (2); Tennessee (10); Texas
(18); Utah (3); Washington (3); West Virginia (7); Wisconsin (7); and Wyoming
(3). During the same period, 7 international Blimpie franchise outlets opened (4 traditional outlets and 3 new-concept outlets) in the following areas: Argentina
(1); Canada (1); Spain (2); Sweden (1); and United Kingdom (2). By comparison, during the nine months ended March 31, 1996, 360 domestic and 4 international Blimpie franchise outlets opened (136 traditional outlets and 228 new-concept outlets). During the nine months ended March 31, 1997, 115 domestic Blimpie franchise outlets closed (63 traditional outlets and 52 new-concept outlets) in the following states: Arizona (2); California (2); Colorado (5); Connecticut
(1); Florida (15); Georgia (6); Hawaii (2); Idaho (2); Illinois (5); Indiana
(1); Iowa (5); Kansas (4); Kentucky (1); Massachusetts (3); Michigan (5); Minnesota (2); Missouri (1); New Jersey (6); New York (6); North Carolina (4); South Carolina (2); South Dakota (1); Texas (27); Utah (2); Washington (2); and West Virginia (3). By comparison, during the same period ended 1996, 52 domestic Blimpie franchise outlets closed (42 traditional outlets and 10 new-concept outlets). During the nine months ended March 31, 1997, two closed domestic Blimpie franchise outlets reopened in: Michigan (1); and Texas (1). By comparison, during the same period ended 1996, 4 closed domestic Blimpie franchise outlets reopened.

During the nine months ended March 31, 1997, the Company received $2,199,004 from the granting of 394 domestic individual outlet franchises (155 traditional franchises and 239 new-concept franchises) in the following states: Alabama (7); Alaska (1); Arizona (14); California (22); Colorado (3); Connecticut (2); Florida (35); Georgia (26); Hawaii (1); Idaho (4); Illinois(5); Indiana (10); Iowa (8); Kentucky (5); Louisiana (10); Maine (2); Massachusetts (1); Michigan
(17); Minnesota (19); Mississippi (1); Missouri (11); Montana (2); Nebraska (5); Nevada (6); New Hampshire (1); New Mexico (1); New York (21); North Carolina
(13); North Dakota (1); Ohio (27); Oklahoma (1); Oregon (7); Pennsylvania (25); Rhode Island (6); South Carolina (13); South Dakota (2); Tennessee (11); Texas
(20); Utah (4); Washington (5); Wisconsin (17); and Wyoming (2). During the same period ended, the Company received $172,150 from the granting of 19 international individual outlet franchises (18 traditional franchises and 1 new concept franchise) in the following territories: Argentina (1); Canada (6); Spain (2); Sweden (1); and United Kingdom (9). By comparison, during the nine months ended March 31, 1996, the Company received $2,771,745 from the granting of 499 domestic individual outlet franchises (153 traditional franchises and 346 new-concept franchises), and did not derive any revenue from the granting of 4 international individual outlet franchises. The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted, and the reduction of the franchise fee to $1,000, for a limited time only to current Blimpie franchisees only, to encourage multiple outlet ownership. Of the 394 domestic individual outlet franchises granted during the nine months ended March 31, 1997, 41 were at this reduced price.

Liquidity and Capital Resources

During the nine months ended March 31, 1997, the Company did not incur any material capital commitments, and it does not anticipate that it will incur a commitment of that nature during the remainder of the fiscal year ending June 30, 1997. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at March 31, 1997 was in excess of 3.1:1, and the aggregate amount of cash and cash equivalents available to the company at that date was, and it continues to be, sufficient, in the opinion of the Company's management, to fund all of the Company's operations for the next 12 months through its internally generated funds. The current ratio at June 30, 1996 was in excess of 3:1.

Blimpie Outlet Locations

The following table sets forth the number of Blimpie franchised outlets in operation as of March 31, 1997:

                    Location                           Number of Outlets
                    --------                           -----------------
                                    United States:
                    Alabama                               20
                    Alaska                                07
                    Arizona                               61
                    Arkansas                              18
                    California                            41
                    Colorado                              33
                    Connecticut                           23
                    Florida                              138
                    Georgia                              155
                    Hawaii                                11
                    Idaho                                 12
                    Illinois                              32
                    Indiana                               53
                    Iowa                                  50
                    Kansas                                15
                    Kentucky                              27
                    Louisiana                             31
                    Maine                                 01
                    Massachusetts                         05
                    Michigan                              66
                    Minnesota                             25
                    Mississippi                           14
                    Missouri                              45
                    Montana                               04
                    Nebraska                              23
                    Nevada                                34
                    New Hampshire                         01
                    New Jersey                            49
                    New Mexico                            09
                    New York                              54
                    North Carolina                        52
                    North Dakota                          05
                    Ohio                                  60
                    Oklahoma                              06
                    Oregon                                11
                    Pennsylvania                          34
                    Rhode Island                          07
                    South Carolina                        55
                    South Dakota                          04
                    Tennessee                             59

                    Texas                                141
                    Utah                                  34
                    Washington                            26
                    West Virginia                         20
                    Wisconsin                             17
                    Wyoming                               06
                                                       -----

                    Total - United States              1,594

                                       International:
                    Argentina                             01
                    Canada                                01
                    Spain                                 03
                    Sweden                                05
                    United Kingdom                        03
                                                       -----
                    Total - International                 13
                                                       -----
                    Total Outlets Open                 1,607
                                                       =====

Part II  Other Information

Item 1.  Litigation Proceedings

In connection with the $204,500 award made in the arbitration proceeding commenced against the Company entitled Linda and Louis Seufert v. Blimpie International, Inc. (case no. 57-114-0072-95), the Company paid $200,000 in full selltement and satisfaction thereof,and is entitled to receive one half of the amount paid from the subfranchisor of the claimant-franchisee.

The Company commenced an action in the Supreme Court of the State of New York, County of New York which is entitled Blimpie International, Inc. against Vincent
J. D'Elia, Joseph Piserchia, Thomas Piserchia, Jay Manfro, Route 9 Development Corporation, Robert Sandow, Iris Sandow, Diana Dinardo, Edward Sheskier, Edward Sheskier, Jr., Carmine Longano, Charles George, Pamela George, Stanley Bednarz and Maria Trovato (Index No. 604761/96). Said action arises from a series of joint venture transactions, management transactions and development transactions by some of the defendants who were principal shareholders of corporations who became franchisees within the subfranchise territory held by Triad Restaurant Venture Group, Ltd. ("Triad"), a partial subfranchisor of the Company. In said action, the Company seeks judgment declaring, among other things, that the Company did not violate any of th defendant's rights, and is not liable for any losses which any of the defendants suffered as a result of the failure of their franchises. During February 1997, the defendants interposed counterclaims alleging, among other things that Triad, its offidcers and its shareholders (collectively, the "Triad Parties") were agents of the Company, and that the fraudulent activity alleged against the Triad Parties constituted acts of fraud by the Company in violation of Sections 683, 349 and 350 of the New York General Business Law. Accordingly, the defendants are seeking judgment against the Company in an amount which is not less than $500,000 on each of eight aleged causes of action. The Company has denied any knowledge, information, involvement or participation in the any of the agreements, transactions or understandings between the defendants and the Triad Parties which form the basis of the counterclaims, and the Company intends to vigorously defend aginst such counterclaims.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit no.    Description

10.43 Agreement made as of the 18th day of February, 1997 by and between

     Anthony P. Conza, David L. Siegel and Blimpie International, Inc.

The following document has been filed as an exhibit solely with the Securities and Exchange Commission:

27   Financial Data Schedule


(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter for which this report has been filed.

                                  Signature


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BLIMPIE International, Inc.


Date: May 12, 1997                              By:       /s/ Robert S. Sitkoff
                                                   ----------------------------
                                                              Robert S. Sitkoff
                                                       Senior Vice President and
                                                        Chief Financial Officer