Form 10-K
period 1997-06-30
BLIMPIE INTERNATIONAL INC
filed 1997-09-29
CIK 895477

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997           Commission File Number 0-21036

                           BLIMPIE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 23, 1997 was approximately $19,572,000. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

         There were 9,541,926 shares of the registrant's common stock outstanding as of September 15, 1997.

Documents incorporated by reference. Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after June 30, 1997.

                                     PART I


ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

         Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in: global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

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

         The first Blimpie outlet commenced operations in 1964 in Hoboken, New Jersey. The Company's rights regarding the Blimpie Trademarks and the methodology and know-how which comprise the Blimpie outlet marketing concepts and programs (the "Blimpie Marketing System") are, pursuant to written licensing agreements between the Company and the owners of such rights, limited to specific geographic regions throughout the World. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." Since the incorporation of the Company in 1977, the chain of franchised Blimpie outlets has expanded to encompass 1684 outlets located in 46 states, Spain Sweden, Argentina, the United Kingdom and Canada (as of June 30, 1997). See "Business - Blimpie Outlet Locations." There are approximately 250 additional Blimpie outlets which are controlled by an entity unaffiliated with the Company that are located in areas of the country in which the Company does not possess rights to license the Blimpie trademarks or sell franchises or subfranchises.

         Commencing in 1977, the Company began selling individual outlet franchises and territorial, i.e., area subfranchises. The Company distributes the nationally registered Blimpie trademarks pursuant to a 99 year exclusive trademark grant (expiring in the year 2076) from the trademark owners. Commencing in 1995, the Company began selling master licenses for various territories located outside of the United States. The Company distributes the internationally registered Blimpie trademarks, as the owner of an undivided 60% interest therein, and pursuant to an agreement with the holder of the remaining 40% undivided interest therein which provides for automatic annual renewals until July, 2090. See "Business - Trademarks, Service Marks, Trade Names and Logos; Know-How and Methods of Operation."

         The Company derives its revenue primarily from four sources: (1) store equipment sales, (2) continuing franchise fees based upon each franchisee's gross sales, (3) fees from the grant of individual outlet franchises and (4) fees from the grant of subfranchises to Subfranchisors and the grant of Master licenses to Master Licensors worldwide. Individual outlet franchises are granted for both "traditional" locations, i.e., Blimpie outlets located in free-standing buildings, shopping malls, and in-line urban store clusters, and "new-concept" locations, i.e., convenience stores, institutional food service entities, colleges, schools, mass feeders (such as institutional food service providers and in-facility commissaries) and hospitals that sell or otherwise make all or part of the Blimpie line of food products available to their customers, clientele or attendees through facilities that may or may not contain all of the components normally associated with a traditional Blimpie outlet, such as kitchen, food preparation and customer dining areas. The Company also has commenced developing several new types of product distribution formats, some of which it has begun to introduce and some of which it anticipates introducing in the future. One such program involves the sale of a limited number of prepared Blimpie sandwiches and salads maintained in "Grab'n Go" refrigeration cases at Company-approved "distribution points" operated by franchisees and non-franchisees. There are 28 of these Grab'n Go locations operating in Sweden and 148 Grab'n Go locations operating in the United States. The Company currently is developing new types of carts, kiosks, vending machines and other mobile Blimpie branded product delivery systems. The Company further anticipates the development of a format that would allow the sale of some Blimpie branded products at supermarkets and other retail locations.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         See note 14 to the Company's audited financial statements.

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

         Each franchisee is obligated to purchase its raw materials, both food and non-food, from authorized and designated distributors who may only sell authorized and approved raw materials purchased from approved manufacturers and suppliers. The Company negotiates approved product relationships with manufacturers and suppliers on a national level with respect to all products except produce, whether or not they bear the Blimpie logo. The Company negotiates and enters into recognition agreements authorizing approved distributors to deliver to Blimpie outlets the raw products purchased by such distributors from approved manufacturers and suppliers. Franchisees have traditionally purchased produce on a local level subject to the quality control standards of the Company, but the Company is in the process of establishing national produce relationships with various produce purveyors throughout the United States of America ("U.S.") and overseas. The Company is in the process of implementing a pre-sliced lettuce program throughout the U.S. that is anticipated to reflect significant cost and labor savings for its franchisees. All products purchased by franchisees on a local level must meet the Company's quality standards. Franchisees may request approval of additional manufacturers, suppliers or distributors subject to the Company's approval, which approval is based upon a number of conditions including price, quality, ability to service the system on a national basis and such other reasonable standards as may be promulgated by the Company from time to time. Currently, there are no other manufacturers, suppliers or distributors approved by the Company other than those designated by the Company.

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

         Blimpie franchisees are required to pay continuing franchise fees of 6% of the franchisee's weekly gross sales. Franchisees are also required to pay mandatory advertising contributions of 4% of the franchisees' weekly gross sales except that persons or entities acquiring franchises before the fall of 1994 are required to pay mandatory advertising contributions of 3%. Two percent of the advertising contributions made by franchisees in the same general marketing area are used for the payment of advertising which benefits all of such franchisees, while the remainder is used for national advertising. Canadian franchisees pay continuing franchise fees of 8% and advertising contributions of 2%.

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

         Each Master Licensor pays a master license fee that is based upon the population of the master license territory. The fee, which typically ranges between $10,000 and $1,000,000, is presently based upon a charge that ranges from $.01 per person to $.10 per person located within the area that is the subject of the master license.

         Each master license consists of a specifically defined territory within which the Master Licensor has the exclusive right for a period of 50 years to solicit potential purchasers of Blimpie franchises who sublicense either directly from the Master Licensor or from a wholly-owned subsidiary of the Company the right to use the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs.

         The Company's standard form of master license agreement grants to the Master Licensor the exclusive license, subject to the Company's continuing right to market and sell the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs, within specified territories for a term of 50 years. Each such agreement obligates the Master Licensor to satisfy all of the operational obligations to each franchisee within the Master Licensor's territory at the sole expense of the Master Licensor and to meet certain sales quotas. Each Master Licensor is required to organize a regional advertising program. Each such agreement is terminable by the Company upon notice in the event of the Master Licensor's default under certain provisions of the agreement. The Master Licensor may terminate the agreement upon certain defaults by the Company where such defaults remain uncured for periods ranging from 30 to 75 days, depending upon the nature of the default.

         Master Licensors who are in full compliance with the obligations imposed upon them pursuant to the master license agreement including, among other things, the obligation to open defined quantities of franchised Blimpie outlets within specified periods of time, are entitled to receive 5/8 of the initial franchise fees paid by new franchisees establishing Blimpie outlets within the Master Licensor's territory, and 5/8 of the 8% of gross sales continuing franchise fees paid by such franchisees pursuant to their respective franchise agreements with the master licensor, the Company or the Company's subsidiary.

         The Company markets and sells franchises, subfranchises and master licenses through advertisements placed in local and national periodicals, through presentations at trade shows and franchise conventions, through referrals from existing franchisees, Subfranchisors and Master Licensors and through informational materials placed in Blimpie outlets.

         As of June 30, 1997 there were (1) 105 existing domestic subfranchisors, at least one of which is located in each of the 46 states in which the 1,667 domestic Blimpie outlets are located; (2) three Canadian subfranchisors, one of which is located in each of the Provinces of Alberta, British Columbia and Ontario in which four Blimpie outlets are located; (3) five Blimpie outlets and 28 Grab `n Go distribution points located in Sweden; and (4) 13 Master Licensors for the countries of Spain, United Kingdom, Egypt, Lebanon, Dominican Republic, Jordan, Australia, Argentina, Uruguay, Saudi Arabia, Oman, Qatar, Bahrain, United Arab Emirates, Greece, Cyprus, Venezuela, South Africa, Peru, Poland, Northern Ireland and the Republic of Ireland, in which collectively there are eight outlets located. Such subfranchises and Master licenses range in size, depending upon the specific geographical area involved, from entire states to a specific county or counties. See "Business - Blimpie Outlet Locations"; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

SERVICES TO FRANCHISEES

         On a continuing basis, franchisees in the U.S. and Canada are furnished with advisory assistance from the Company regarding outlet operations, new menu items and new marketing aids developed by the Company. No additional fees are charged to franchisees for these services or for the training program described below. The Company, in its sole discretion, also provides services to franchisees by visiting their outlets and inspecting them for quality, cleanliness and service. A written operation inspection analysis is provided after each inspection. Outside of the U.S. and Canada, Master Licensors provide all such services, with the assistance of the Company.

         The Company provides training for new franchisees in the U.S. and Canada consisting of (i) forty hours of pre-training classes at an existing Blimpie outlet approved by the Company, (ii) one week of classroom training at its Georgia training center, and (iii) an additional 80 hours of operational post-training at an existing Blimpie outlet approved by the Company. The Company provides training for new Subfranchisors and Master Licensors consisting of two weeks of classroom training at its Georgia training center, plus 80 hours of operational training at an existing Blimpie outlet approved by the Company. The training program addresses all phases of outlet operations from service training to financial management, including the various controls of the Blimpie marketing system specified in the Operations Manual. Inventories, ordering procedures, hiring and firing, equipment maintenance, product controls, bookkeeping and accounting are all covered by the training program. The training provided to Subfranchisors and Master Licensors also encompasses franchisor-related activities including, but not limited to, franchise sales, communication, analysis of franchisee construction needs and the fulfillment thereof.

         After a Blimpie outlet is constructed or renovated and the equipment installed, a Company representative, Subfranchisor or Master Licensor is on hand for one week after an outlet opens for the purpose of providing additional operational assistance and supervisory functions. Each Subfranchisor or Master Licensor is responsible for providing each franchisee within his territory with operational assistance throughout the term of his subfranchise or master license agreement. Generally, a Company representative is only on hand as described above with respect to the first three franchisees which open outlets within a territory. However, representatives of the Company remain available on a continuing basis to provide additional support to franchisees, Subfranchisors and Master Licensors. In connection therewith, the Company maintains a toll-free hotline by which franchisees and Subfranchisors may contact representatives of the Company for advice and assistance regarding operational matters.

BLIMPIE OUTLET PROPERTIES

         Each traditional franchisee in the U.S. and Canada generally is required to lease his outlet premises from a designated leasing subsidiary of the Company. Each franchisee outside of the U.S. and Canada generally is required to lease his outlet premises from a corporation in which the Master Licensor owns 50% and the Company or its designee owns 50%, or such franchisee is required to provide a collateral assignment of the lease to the jointly owned corporation. In all such cases, it is the franchisee's sole obligation to find the premises to be leased and to obtain the Company's approval of such location as the situs of his franchised outlet. Once the location is approved, the Company (or its leasing subsidiary) will negotiate and enter into a lease of the premises, subject to the franchisee's approval, and will then enter into a sublease thereof with the franchisee for the entire term and renewal term, if any, of the lease of the premises less one day (generally 10 to 20 years). The percentage royalty and advertising payments due pursuant to the franchise agreement constitute additional rent under the sublease. Payment of the percentage royalties and advertising fees under the franchise agreement satisfies the above-mentioned corresponding additional rental payment obligation under the sublease. All rents specified pursuant to the lease of the premises are paid directly by the franchisee to the landlord specified in the lease pursuant to the cancelable authorization by the Blimpie subsidiary leasing corporation set forth in the sublease. Accordingly, except in a rare case in which the Company or one of its subsidiaries may be the owner and landlord of a franchisee's outlet, no funds which constitute the rent and additional rent due under the lease of the premises are ever commingled or otherwise used by the Company or any of its affiliates or subsidiaries. The Company has no payment or performance obligations with respect to any of the existing outlet location leases, except for less than one percent thereof.

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

         Substantially all leases executed by the Company's various leasing subsidiaries during the past five years have provided (and it is the Company's intention that all future leases for outlet premises shall provide) that the respective landlords thereunder will not directly or indirectly claim or institute legal proceedings against the Company.

         All of the 1,684 existing Blimpie outlets (as of June 30, 1997) are operating in premises located in free-standing buildings, shopping malls, shopping centers, in-line urban store clusters, convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations. The size of a Blimpie outlet varies from 400 square feet to approximately 3,500 square feet. Since the cost of renovating pre-existing premises into an approved Blimpie outlet is dependent upon the condition and prior use of the premises, an exact estimation is impossible. Historically, the cost of Blimpie outlet construction/renovation, which must be completed in accordance with design and layout specifications provided by the Company, and at the franchisee's sole expense, has ranged from as low as $10,000 to as high as $80,000. The franchisee must also equip his Blimpie outlet at his sole cost and expense. Such equipment costs, in the aggregate, approximately $25,000 to $40,000.


BLIMPIE OUTLET LOCATIONS

         The following table sets forth the number of Blimpie franchised outlets in operation as of June 30, 1997:

                Location                           Number of Outlets
                --------                           -----------------
                Alabama                                   20
                Alaska                                     7
                Arizona                                   65
                Arkansas                                  18
                California                                42
                Colorado                                  35
                Connecticut                               24
                Florida                                  144
                Georgia                                  162

                Hawaii                                     9
                Idaho                                     15
                Illinois                                  35
                Indiana                                   55
                Iowa                                      52
                Kansas                                    16
                Kentucky                                  24
                Louisiana                                 37
                Maine                                      2
                Massachusetts                              5
                Michigan                                  65
                Minnesota                                 26
                Mississippi                               14
                Missouri                                  49
                Montana                                    5
                Nebraska                                  23
                Nevada                                    34
                New Hampshire                              1
                New Jersey                                49
                New Mexico                                11
                New York                                  60
                North Carolina                            54
                North Dakota                               4
                Ohio                                      67
                Oklahoma                                   7
                Oregon                                    13
                Pennsylvania                              38
                Rhode Island                               7
                South Carolina                            55
                South Dakota                               4
                Tennessee                                 62
                Texas                                    143
                Utah                                      33
                Washington                                28
                West Virginia                             20
                Wisconsin                                 21
                Wyoming                                    7
                                                    --------
                U.S. Total:                            1,667

                International
                Argentina                                  2
                Canada                                     4
                Spain                                      2
                Sweden                                     5

                United Kingdom                             4
                                                    --------
                International Total:                      17

                                    Total              1,684
                                                    ========

GOVERNMENT REGULATION

         The Federal Trade Commission and various state governmental authorities have adopted laws regulating franchise operations and the franchisor-franchisee relationship. Such laws vary from merely requiring the filing of disclosure documents concerning the offer and sale of franchises to the application of statutory standards regulating established franchise relationships. The most common provisions of those laws regulate the substance of franchisor-franchisee relationships and establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other states' laws contain provisions designed to ensure the fairness of the franchise agreements to franchisees by, among other means, including limitations, prohibitions and/or restrictions pertaining to the assignability of the rights of franchisees; a franchisee's right to own or be involved in other businesses; franchisee membership in trade associations; and franchisor interference with franchisee employment practices.

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

         In consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company within the MBI Territories and outside of the U.S., subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July 2090, provided that the Company continues to pay said minimum annual payments. If the Company fails to satisfy its payment obligations under the 1991 Agreement, the Company would lose the right to license the Blimpie Trademarks and Blimpie Marketing System outside of the U.S. and throughout the MBI Territories. From July 1991 through June 30, 1997, the Company paid approximately $2,750,000 to MBI pursuant to the 1991 Agreement. Management has no reason to believe that MBI would ever seek to cancel or terminate the 1991 Agreement. Furthermore, management believes that the Company will continue to pay not less than $100,000 per year to MBI pursuant to the 1991 Agreement, and that such agreement shall remain in full force and effect throughout the entire period of permissible automatic renewals thereof. However, no assurance can be given that the 1991 Agreement will remain in full force and effect until July 2090.

         In accordance with a written agreement which the Company executed with Anthony P. Conza and David L. Siegel, the Company's Chairman and Chief Executive Officer and its Vice Chairman and Chief Operating Officer, respectively, on February 18, 1997, the Company acquired ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system owned by such individuals. In accordance with such agreement, the terms of which were negotiated by a Committee of the Board consisting solely of outside directors, the Company agreed to pay $4.5 million ($3 million to Mr. Conza and $1.5 million to Mr. Siegel), plus certain contingent fees which take effect after cumulative international revenues exceed $5 million, in consideration for their sale of such rights to the Company. Commencing on January 1, 2002, or such later year in which aggregate international revenues exceed $5 million, and continuing through the year 2052, the Company will be obligated to pay the first $150,000 of the revenues it derives from its international operations to Messrs. Conza ($100,000) and Siegel ($50,000). The agreement further provides that each of Messrs. Conza and Siegel may elect, at any time prior to January 1, 2001, to receive a lump sum distribution of $3 million ($2 million payable to Mr. Conza and the balance payable to Mr. Siegel) in lieu of such annual fee payments. If either or both of Messrs. Conza or Siegel do not exercise such option, the agreement grants to them a further option, exercisable at any time prior to January 1, 2006, to receive smaller lump sum payments based upon the foregoing amounts, but reduced pursuant to a formula to account for any annual contingent fee payments made to them prior to exercise of the second option. In determining the fairness of the consideration paid to Messrs. Conza and Siegel, the Committee of outside directors relied upon a report regarding the valuation of the international trademarks and the international rights to the Blimpie marketing system which had been prepared for the Committee by a firm of trademark valuation experts which had been retained for such purpose. The agreement supersedes a licensing agreement pertaining to such international trademark and marketing system rights which the Company had previously entered into with such individuals. Metropolitan Blimpie, Inc. (MBI), an unaffiliated company, continues to own the balance of such international trademark and marketing system rights. Previously executed international licensing agreements between MBI and the Company also remain in place.

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

BUSINESS EXPANSION

         Equipment Leasing. The Company provides financing to new and existing franchisees through direct equipment leasing and by entering into participation arrangements with unaffiliated third party finance/leasing entities. During the year ended June 30, 1996, the Company entered into two participation arrangements with unaffiliated third party financing/leasing entities in order to provide financing to new and existing franchisees through direct equipment leasing. During the year ended June 30, 1997, the Company participated in the financing of 34 of such equipment leases, and at June 30, 1997, the balance of those participations totalled $366,311. The Company believes that such programs will result in an increase in financing profits and an increase in franchise sales due to the greater availability of equipment to new and existing franchisees. However, no assurances can be given in that regard.

         Domestic Expansion. The Company plans to grow through continued development of traditional and new-concept Blimpie outlets throughout the U.S. The Company also plans to continue to hire and train additional staff to develop new types of Blimpie distribution points throughout the U.S.

         International Expansion. The Company continues to grow internationally through the sale of master license agreements. The agreements are analogous to subfranchise agreements, except that the master licensor or a wholly-owned subsidiary of the Company enters into franchise agreements directly with the franchisees in each international market. The master licensor, in effect, is the Company's representative in that specific country and is obligated to provide all of the support services and selling activities required to develop the franchised market. Initially, however, the Company will provide administrative support to assist the master licensors. The Company has entered into master license agreements for the following countries: Spain, United Kingdom, Dominican Republic, Egypt, Lebanon, Jordan, Australia, Argentina, Uruguay, Saudi Arabia, Oman, Qatar, Bahrain, United Arab Emirates, Kuwait, Greece, Cyprus, Venezuela, South Africa, Peru, Poland, Northern Ireland and the Republic of Ireland. In addition, the master licensor for Egypt, Lebanon and Jordan has purchased a two year option to buy the master license rights for Syria. As a result of the recent sale and change of control of AB Svenska Pressbyran, the Company has curtailed the development of Blimpie outlets in Pressbryan's stores in Sweden, and is evaluating various alternative means for continuing the growth of its brand in this territory. After the close of the fiscal year, the Company entered into master license agreements for the country of Panama and the Canadian Province of Manitoba.

         In the United Kingdom, pursuant to an amendment of the master license agreement, the Company formed a 50% owned subsidiary, Blimpie International of Great Britain, Ltd., which will issue franchise agreements for use in the United Kingdom.

         The Company anticipates that it will execute master license agreements for various other countries in the near future. The Company also plans to develop joint venture agreements with various entities such as petroleum marketers or convenience store chains for the installation of Blimpie outlets in such entities' locations. The Company is in the midst of negotiations for several such arrangements in the United Kingdom and elsewhere. There can be no assurance, however, that the Company will consummate any such transactions.

         Development of Blimpie Branded Products. As part of the Company's long term strategic plan of developing products for sale at distribution points such as Blimpie restaurants, supermarkets and convenience stores, the Company began a market test of Blimpie branded peppers during the year ended June 30, 1997. The Company intends to begin market testing Blimpie branded potato chips during the first half of fiscal 1998, and it plans to roll out both branded products in fiscal 1998. No assurances can be given, however, that the introduction of Blimpie branded products will generate increased revenue for the Company.

         Expansion of Equipment Sales Department. Due to the success achieved by the Company from the sale of equipment to Blimpie franchisees, the Company has decided to expand its equipment sales department in Houston, and to undertake the sale of equipment to franchisees of other chains commencing in fiscal 1998. In connection with such expansion, the equipment sales department will be reorganized as a wholly owned subsidiary to be known as BI Concept Systems, Inc. The Company believes that this expansion will increase revenue, and result in an increase in net income. However, no assurances can be given in such regard.

         Acquisition of Existing Franchise Concept. In May 1997, the Company announced that it had begun to search for potential acquisition candidates. The Company is actively seeking an existing franchise system or entity that can be converted into a franchise system which will provide a beneficial association to the Company and its existing franchisees. The Company believes that its mature infrastructure is capable of supporting additional franchise systems, and that an acquisition of this nature will open up additional market segments for development by the Company. However, no assurances can be given that an acquisition will be consummated, and if one is consummated, that the Company will generate increased revenues or net income therefrom.

         Development of New Franchise Concepts. The Company is actively engaged in the development of new franchised food concepts involving product offerings which will not be directly competitive with the products offered by the chain of Blimpie outlets. No assurances can be given that the Company will be able to successfully develop one or more new franchise food concepts. In the event that the Company does attempt to launch a new franchise food concept, it will, in all likelihood, incur substantial initial costs which will exceed the initial revenues to be derived therefrom. Furthermore, no assurances can be given that the Company will be able to develop sufficient market acceptance and market penetration with respect to any such new franchise concept, or that it will be able to derive any revenues or net income from such an undertaking.


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


EMPLOYEES

         As of June 30, 1997, the Company employed 84 full-time employees (including twelve officers). Nineteen employees (including five officers) attend to the Company's operations/franchisee support, executive management and legal staffing needs at the Company's New York City office; 14 employees (including one officer) provide construction and design and operations/franchisee support services at the Company's Houston, Texas office; and 51 employees (including six officers) are engaged in accounting, operations/franchisee and training support, marketing and franchise development activities at the Company's Atlanta, Georgia office. None of the employees is covered by collective bargaining agreements. All of the

Company's full-time employees, including executive officers, are covered by a health plan and the 401(k) profit sharing plan.

         The Company considers its employee relations to be good. The Company believes that it provides working conditions and pays salaries and bonuses that compare favorably with those of its competitors.

         The Company has adopted a stock incentive plan for its employees and officers. See "Executive Compensation - Omnibus Stock Incentive Plan."


ITEM 2.  PROPERTIES

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


ITEM 3.  LEGAL PROCEEDINGS


         An action was commenced against the Company in the United States District Court for the Middle District of Florida entitled Mike Arodak v. Blimpie International, Inc. (Civil Action No. 95-143-Civ-T-24). The plaintiff is the holder of a license to own and operate a traditional Blimpie outlet within a 15 square mile protected area wherein no other Blimpie outlet may be located. In 1994, the Company authorized the installation of a new-concept Blimpie outlet in a convenience store located outside of said protected area. The plaintiff has claimed that such new-concept outlet violates his protected area rights notwithstanding the fact that it is located more than one mile beyond the limits of such area at a point which is inside of the protected area of another Blimpie franchisee who has given his permission to the establishment of the new-concept outlet at such location.

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

         The Company's motion to stay the action pending arbitration in accordance with the terms of the franchise agreement between the parties was granted. In September 1995, the claimant filed an arbitration demand with the American Arbitration Association in New York, New York. The Company has filed an answer denying all of plaintiff's claims, and has interposed counterclaims seeking money damages and termination of plaintiff's franchise agreement based upon his breach of the terms thereof. A hearing in the matter has been scheduled for mid-November 1997.

         An arbitration proceeding has also been commenced against the Company entitled Blimpie Food Services, Inc. v. Blimpie International, Inc. F/K/A Astor Restaurant Group (case no. 511140041495). The claimant filed the demand for arbitration with the Chicago, Illinois regional office of the American Arbitration Association on November 30, 1995 and indicated that it was seeking unspecified relief. The claimant formerly was a subfranchisor whose subfranchise was terminated by the Company. On or about February 27, 1996, the Company sought leave to file a counterclaim against claimant and its principal shareholder alleging that claimant breached its subfranchise agreement and seeking a declaration that it properly terminated claimant's subfranchise agreement, and indemnification for any damages and attorneys' fees arising out of claimant's conduct in connection with the sale of Blimpie franchises to third parties. On April 9, 1996, claimant filed a motion for leave to amend the original arbitration demand to seek compensatory damages in excess of $100,000, treble and punitive damages, and attorneys' fees and costs, as well as cancellation of a promissory note executed by claimant in connection with the purchase of the subfranchise. The Claimant's application for leave to amend its claims, and the Company's application for leave to interpose its counterclaim were granted by the arbitrator. Thereafter, pre-hearing discovery and evidentiary hearings were completed. During such hearings, the claimant quantified its claims for damages as $710,000 for lost profits, approximately $165,000 in additional compensatory damages and approximately $100,000 in attorney's fees and expenses. The parties are presently engaged in the preparation of post-hearing briefs, and a decision is expected from the arbitrator during the quarter ending December 31, 1997. The Company believes, based upon the evidence adduced at the hearings, that claimant's claims will be dismissed in their entirety.

         In the arbitration proceeding entitled Linda and Louis Seufert v. Blimpie International, Inc. (case no. 57-114-0072-95), the claimants were the holders of a Blimpie franchise seeking unspecified damages in excess of $50,000 and injunctive relief based upon allegations that the Company authorized a new-concept Blimpie outlet in a location in a Texaco station approximately 1.5 miles from claimant's location. The Company denied any liability asserting that the new-concept Blimpie outlet was located in an entirely separate and independent marketing area and that the franchisee was not injured as its sales had not decreased or otherwise been affected by the new-concept Blimpie outlet. In connection with the $204,500 award made by the arbitrator after conducting evidentiary hearings, the Company paid $200,000 in full settlement and satisfaction thereof, and is entitled to receive one half of the amount paid from the subfranchisor of the claimant-franchisee.

         An arbitration proceeding was commenced against the Company which is entitled Michael J. Moran, Randall M. Besch, and Alkeny, Inc. v. Blimpie International, Inc. (case no. 131140081696, American Arbitration Association - New York, New York). The claimant, a Blimpie franchisee, filed a demand for arbitration against the Company seeking damages in the amount of $290,000 for its alleged financial harm based upon a claim that the Company breached the franchise agreement when it allowed another Blimpie restaurant to open within 2 miles from the franchisee's restaurant. At the arbitration hearing which was held in May 1997, the Company adduced testimony that the allegedly infringing restaurant is located at a truck stop on an interstate highway and caters almost exclusively to truckers who never venture into the town in which the claimant's Blimpie restaurant is located. The arbitrator recently requested the parties to submit post-hearing briefs. A decision is expected from the arbitrator during the quarter ending December 31, 1997.

The Company believes, based upon the evidence adduced at the hearings, that claimant's claims will be dismissed in their entirety.

         Ocean Shore Group, Inc. ("OSG") filed a demand for arbitration with the New York City regional office of the American Arbitration Association entitled Ocean Shore Group, Inc. v. Blimpie International, Inc., Foodservice, Inc. and Jane B. Davis, (case no. 131140030996) seeking specific performance of an alleged contract, or in lieu thereof, damages in excess of $2,000,000. In January, 1996, the Company and OSG entered into a letter of intent with respect to a proposed subfranchise program in which OSG sought to purchase subfranchise rights in five counties in the Daytona Beach area in the State of Florida. However, another subfranchisor owned the rights in one of the counties and refused to sell those rights to OSG. Prior to entering into an agreement with the Company, OSG filed its demand for arbitration. The Company initially objected to the arbitration demand because there was no arbitration agreement between the parties. However, on June 5, 1996, the Company and OSG entered into a written subfranchise agreement for four of the five counties. The subfranchise agreement specifically provides for all disputes to be submitted to arbitration. On June 17, 1996, OSG filed an action against the Company in Volusia County, Florida, raising the same claims it raised in the arbitration demand (Case No. 96-31335-CICI, Circuit Court, Seventh Judicial Circuit in and for Volusia County, Florida). The Court granted the Company's motion to stay the proceedings in state court pending arbitration. The Company has denied all liability and has vigorously defended itself in the arbitration proceedings. The arbitrator has scheduled six days of evidentiary hearings, two of which were held in September 1997. A decision in the matter is expected during the quarter ending December 31, 1997.

Two arbitration proceedings were commenced against the Company which are entitled Jac J. Howard and Bonnie Howard - and - Blimpie International, Inc. (case no. 511140014095 American Arbitration Association, Chicago, Illinois) and Timothy J. Markham and Sophie Radlowski - and - Blimpie International, Inc. (case no. 51114004797 American Arbitration Association, Chicago, Illinois). Both proceedings involve claimants who are franchisees who formerly operated a Blimpie franchise in Bloomington, Illinois and Carol Stream, Illinois, respectively. Both claims allege that the Company has violated (i) the Illinois Consumer Fraud and Deceptive Business Practices Act, (ii) the Illinois Franchise Disclosure Act and (iii) the Racketeer Influenced and Corrupt Organizations Act. Claims of common law fraud in connection with the purchase of the franchises, as well as claims for breach of written and oral contract based on the Company's alleged failure to provide operational and other support and assistance to the claimants are also alleged. Both arbitration demands seek compensatory damages in an unspecified amount and treble damages for alleged violations of the RICO statute. However, the claimants in each proceeding have disclosed that they have suffered damages of approximately $100,000. The Company has denied all liability, and is vigorously defending itself. It anticipates that evidentiary hearings will be held in both proceedings during the quarter ending March 31, 1998 or thereafter.

         It is the opinion of management that the liability, if any, arising from all pending claims and lawsuits will not have a material adverse impact upon the Company's consolidated earnings or financial position.

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information concerning all executive officers of the Company. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.

Name                      Age       Position
----                      ---       --------

Anthony P. Conza          57        President and Chief Executive Officer

David L. Siegel           53        Chief Operating Officer and General Counsel

Patrick J. Pompeo         58        Executive Vice President, Research and
                                    Development

Charles G. Leaness        47        Executive Vice President - Senior Corporate
                                    Counsel and Secretary

Dennis G. Fuller          50        Senior Vice President-Global Development

Joseph A. Conza           43        Senior Vice President - Equipment and Design
                                    Services

Robert S. Sitkoff         44        Senior Vice President, CFO and Treasurer

Joseph Morgan             35        Senior Vice President - Strategic Planning

Bruce A. Kolbinsky        36        Vice President - Operations

Arthur Mancino            48        Vice President - New Business

Rebecca Killarney         40        Vice President - Marketing

Sharon Henderson          33        Vice President - Finance

         Mr. Anthony P. Conza, together with two individuals who are not affiliated with the Company, originally created the Blimpie concept in 1964. He is one of the original founders of the Blimpie outlet chain, and is a co-founder of the Company. He has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since the Company commenced business operations in 1977. In 1992, "the Entrepreneur of the Year" for New York, an award sponsored by Ernst & Young, Merrill Lynch and Inc. Magazine, was presented to Mr. Conza. In the same year, he was also named Chain Operator of the Year by the New York State Restaurant Association. He is a member of the Board of the Jose Limon Dance Company, a member of the Board of Governors of The Boys & Girls Clubs of America and he serves on the Dean's Council at Harvard University's JFK School of Government. Mr. Conza is the brother of Joseph A. Conza, the brother-in-law of Patrick Pompeo and the father-in-law of Joseph Morgan.

         Mr. Siegel, one of the co-founders of the Company, served as the Company's Executive Vice President and General Counsel and as a member of its Board of Directors since its formation in 1977. In September 1995, he was appointed as the Company's Vice Chairman of the Board, Chief Operating Officer and General Counsel. He also served as the Company's Treasurer from 1977 until January, 1991. He is also a practicing attorney in the City of New York. Mr. Siegel received a Bachelor of Arts degree in 1965 from Marietta College, a Juris Doctor Degree in 1968 from New York University School of Law and a Master of Laws Degree in 1970 from New York University School of Law. During the past five years, Mr. Siegel has also served as an officer of each of the Company's leasing subsidiaries.

         Mr. Pompeo has served as a director and Senior Vice President in charge of operations since the time of commencement of the Company's business operations in 1977. In September 1995, he became Executive Vice President of Research Development and Procurement. Mr. Pompeo was employed for 16 years as a floor supervisor by E.F. Hutton & Co., the former New York Stock Exchange member firm. Mr. Pompeo is also a principal shareholder, officer and director of Georgia Enterprises, Inc., the Company's Subfranchisor for the State of Georgia. Mr. Pompeo is the brother-in-law of Anthony Conza.

         Mr. Leaness has been a member of the Company's Board of Directors since the Company commenced business operations, and served as the Company's Senior Vice President-Corporate Counsel for more than the past five years. In September, 1995, he became an Executive Vice President. Mr. Leaness is also a principal shareholder, officer and director of Llewellyn Distributors, Inc., the Company's Subfranchisor for a part of New Jersey. Mr. Leaness received a Bachelor of Arts degree from Tulane University in 1972 and a Juris Doctor degree from New York Law School in 1982. Mr. Leaness is a practicing attorney in New York State. He currently serves as Director of the New York State Restaurant Association and is

President of the New York City Chapter. Mr. Leaness also serves on the Board of Directors of the International Franchise Association (IFA).

         Mr. Fuller was appointed Senior Vice President of Global Development in September 1995 after serving as our Vice President of Franchise Development since October 1991 and Director of Franchise Sales since January 1990. Mr. Fuller is located in our Atlanta office.

         Mr. Joseph A. Conza held the position of Vice President-Construction and Design from February 1, 1991 through August 1995. In September 1995, he was appointed Senior Vice President - Equipment and Design Services. From 1986 through his appointment as one of the Company's Vice Presidents, Mr. Conza was employed as President of Lone Star Blimpie, Inc. He has also served as President of International Southwest Blimpie, Inc. since 1990. Mr. Conza is also a principal shareholder, officer and director of International Southwest Blimpie, Inc., the Company's Subfranchisor for the Harris County (Houston), Texas market. Mr. Conza also owns 45% of Georgia Enterprises, Inc., the Company's Subfranchisor for the State of Georgia. Mr. Conza is the brother of Anthony P. Conza.

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

         Mr. Morgan joined the Company in 1992 in the capacity as a corporate counsel. From 1994 through August 1995, he served as the Company's director of strategic planning. In September 1995, he was appointed as Vice President of Strategic Planning and in December 1996 he was appointed to Senior Vice President of Strategic Planning. During the three year period prior to joining the Company, Mr. Morgan attended the University of Miami School of Law, and received a J.D. degree from said institution in June 1992.

         Mr. Kolbinsky has been Vice President-Operations since July 1994. Since joining the Company in October, 1990, Mr. Kolbinsky has held the positions of National Training Director and National Director of Operations. After graduating from The University of North Carolina Chapel Hill in 1983 with a Bachelor of Arts in Business Administration, Mr. Kolbinsky became a supervisor for Domino's Pizza. Over the next six years he rose through the corporate ranks to the position of South Eastern Operations Director in 1988, a position he held until 1989. During

1989 and 1990, Mr. Kolbinsky operated several Subway(R) submarine sandwich franchise outlets.

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

         Ms. Henderson was appointed Vice President of Finance in December 1996. Since joining the Company in April 1992, Ms. Henderson has held the positions of accountant and Controller, and most recently, Assistant Vice President and Assistant Treasurer. Ms. Henderson worked for Futren Corp. as a staff accountant from 1988 to 1992. She received a B.B.A. (Accounting) from Kennesaw State University in 1987.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended June 30, 1997.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The quarter by quarter ranges of the high, low and closing prices of the Company's Common Stock on the Nasdaq National Stock Market during the fiscal years ended June 30, 1996 and 1997 were, as follows:


     Quarter-End               High            Low             Close
     -----------               ----            ---             -----
         9/95                $12.125        $  6.125          $10.875
        12/95                 13.125           9.125           11.125
         3/96                 12.750          10.625           11.250
         6/96                 16.000          10.750           14.625
         9/96                 15.625          10.625           12.750
        12/96                 13.250          10.000           10.375
         3/97                 10.875           6.625            7.000
         6/97                  7.750           5.375            5.500

         As of September 22, 1997, there were 524 holders of record of the Company's Common Stock.

         The Company paid its first cash dividends on its Common Stock in the amount of $.025 per share during its fiscal year ended June 30, 1993 ($.017 per share as adjusted for a 3:2 stock split effected during the fiscal year ended June 30, 1994 (the "1994 Stock Split"). During the fiscal years ended June 30, 1994, 1995, 1996, and 1997 the Company paid cash dividends aggregating $.03 ($.02 as adjusted for the 1994 Stock Split), $.05, $.06 and $.07 per share, respectively. The Company presently intends to pay dividends in or about October of each year, subject to such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

         During the fiscal years ended June 30, 1995, 1996 and 1997, the Company did not sell any securities which were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA


                                                        Fiscal Years Ended June 30,
                                             --------------------------------------------------
                                             1997       1996       1995       1994         1993
                                             ----       ----       ----       ----         ----
                                         (Dollars in 000's, Except Per Share and Outlets Open Data)

Revenues                                    $38,127    $34,991    $26,374    $16,090     $11,800
Continuing Fees                              15,391     12,465      8,734      6,017       4,310
Net Income                                    3,278      4,040      2,340      1,383       1,049
Primary Earnings Per Share                  $  0.34    $  0.43    $  0.27    $  0.16     $  0.14
Fully Diluted Earnings Per Share            $  0.34    $  0.41    $  0.27    $  0.16     $  0.14
Total Assets                                $27,704    $21,823    $15,252    $11,170     $ 7,876
Long Term Debt                                  -0-          5         13         19          24
Long Term Trademark Obligations               3,509        -0-        -0-        -0-         -0-
Total Shareholders' Equity                   18,865     15,675      7,308      5,311       3,376
Cash Dividends Declared Per Common Share    $  0.07    $  0.06    $  0.05    $  0.02*    $  0.17*
Outlets Open                                  1,684      1,407        986        674         499

----------
*   Adjusted to account for three for two stock split implemented in March 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1996.

RESULTS OF OPERATIONS

         The Company's net income decreased 19% to $3,277,994 for the twelve months ended June 30, 1997 from $4,040,275 for the twelve months ended June 30, 1996. The Company's primary earnings per share decreased 21% to $.34 per share for the twelve months ended June 30, 1997 from $.43 per share for the twelve months ended June 30, 1996, while during the same periods, the Company`s fully diluted earnings per share decreased 17% to $.34 per share from $.41 per share. Such decreases are attributable to the decreases in subfranchise and franchise fees, and the increase in selling, general and administrative expenses, all of which are discussed below.

         The Company's continuing fees derived from domestic franchises increased 23% to $15,287,457 for the twelve months ended June 30, 1997 from $12,441,768 for the twelve months ended June 30, 1996. Continuing fees derived from international franchises increased during the twelve months ended June 30, 1997 to $103,342 from $22,734 during comparable period of fiscal 1996. These increases are directly attributable to the greater number of total open outlets as compared to the same periods ended in fiscal 1996.

         During the twelve month period ended June 30, 1997, the Company experienced decreases in revenue from total subfranchise fees and franchise fees recognized. The Company believes that such decreases are the result of the saturation of the domestic market with subfranchisors and the maturing of the convenience store segment of the new-concept marketplace. With that in mind the Company has refocused on traditional outlet development by increasing franchise advertising, and hiring more sales staff. The Company believes its refocusing on traditional outlet development will increase both franchise grants and outlet openings in the future. In addition, the Company will continue to place greater emphasis on developing the international market to mirror the success it has achieved in the United States. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that the above-mentioned refocusing by the Company will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue. The Company and its franchisees compete in the quick-service restaurant (QSR) industry, which is highly competitive with respect to price, service, outlet location and food quality, and is often affected by changes in consumer tastes, local and national economic conditions influencing consumer spending habits, population trends and traffic patterns. In awarding franchises, the Company competes with a number of QSR franchisors and other business concepts, as well as for attractive commercial real estate sites suitable for outlets. The Company and its franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than the Company's chain of franchised outlets and its franchisees, respectively. In addition to these constant obstacles to growth, unforeseen problems could arise which would keep the Company from reaching its goals, e.g., a strike by an equipment vendor or a material increase in borrowing rates, could temporarily slow down projected openings.

         Revenue from subfranchise, master license and franchise fees for the twelve months ended June 30, 1997 decreased 14% to $6,515,699 from $7,604,787 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                    Twelve Months Ended June 30,
                                                         1997            1996
                                                     ----------      ----------
SUBFRANCHISE FEES - DOMESTIC:
New Subfranchise Grants                                   $ -0-      $  488,580
Existing Subfranchise Expansions                        323,570         167,738
Principal Payments Recognized on Deferred
  Subfranchise Notes                                     76,070         220,664
Annual Renewal Term Payments Recognized                 310,665         334,372
Deferred Subfranchise Fees Recognized                   258,749         955,449
                                                     ----------      ----------

TOTAL SUBFRANCHISE FEES                              $  969,054      $2,166,803
                                                     ==========      ==========

MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                            $  864,093      $  472,157
Lump Sum Payments Recognized in Current
    Fiscal Year                                         504,200         497,150
                                                     ----------      ----------

TOTAL MASTER LICENSE FEES                            $1,368,293      $  969,307
                                                     ==========      ==========

FRANCHISE FEES RECOGNIZED:
Domestic                                             $4,135,544      $4,468,677
International                                            42,808             -0-
                                                     ----------      ----------
TOTAL FRANCHISE FEES                                 $4,178,352      $4,468,677
                                                     ==========      ==========

TOTAL SUBFRANCHISE, MASTER
LICENSE & FRANCHISE FEES                             $6,515,699      $7,604,787
                                                     ==========      ==========

         Total revenue from subfranchise fees decreased 55% to $969,054 for the twelve months ended June 30, 1997 from $2,166,803 for the twelve months ended June 30, 1996.

         During the twelve month period ended June 30, 1997, the Company neither granted nor derived any revenue from any new domestic subfranchises, compared to the same period ended June 30, 1996 in which the Company granted nine domestic subfranchises and received $488,580 in initial subfranchise fees. Three of the nine domestic subfranchises provide for five or seven annual renewal term options, and if all of such options were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $338,709. This decrease resulted from the substantial achievement of the Company's goal of saturating the domestic market with subfranchises. During the twelve months ended June 30, 1997, 16 domestic subfranchisors expanded and the Company received $323,570 in fees in connection therewith. If all renewal term options on these domestic expansions were to be exercised, the Company would receive additional subfranchise fee revenues aggregating $378,925. By comparison during the twelve months ended June 30, 1996, nine domestic subfranchisors expanded and the Company received $167,738 in fees. Such increases resulted from the Company's efforts to expand beyond the major population centers located in existing subfranchise territories by the expansion of existing subfranchisors.

         In addition, during the twelve months ended June 30, 1997, the Company recognized $76,070 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $310,665 in annual renewal term options exercised by 25 subfranchisors, as compared to $220,664 recognized in principal payments received on deferred subfranchise notes and $334,372 recognized in annual renewal term options exercised by 20 subfranchisors during the twelve months ended June 30, 1996. The above-described decreases in recognition of principal payments received on deferred subfranchise notes are directly related to the change, more fully discussed below, with respect to current accounts receivable, of issuing annual renewable subfranchise agreements as opposed to issuing 50 to 60 year subfranchise agreements. The new agreements have been executed in connection with all subfranchise sales since November 1994, and some subfranchisors operating under the prior agreement are replacing them with the new agreement, thereby eliminating principal and interest payments on the notes connected with the old agreements. During the twelve months ended June 30, 1997, the Company recognized $258,749 of deferred subfranchise fees with respect to four subfranchises operating under the prior agreements discussed above, that had sufficiently matured, while during the same period in 1996, the Company was able to recognize $955,449 in deferred subfranchise fees with respect to 21 subfranchises.

         As in the previous fiscal year, the Company is continuing to place substantial emphasis on its prospects in the international market. During the twelve months ended June 30, 1997, the Company granted development rights for Argentina, Uruguay, Saudi Arabia, United Arab Emirates, Bahrain, Oman, Qatar, Kuwait, Greece, Cyprus, Venezuela, Peru, South Africa, Ontario, Poland, Northern Ireland and the Republic of Ireland, and received master license fees with respect to such agreements totaling $864,093. Three of these master license agreements provide for various lump sums totaling $603,106 due in fiscal 1997, 1998, 1999 and 2000. During the twelve month period ended June 30, 1996, the Company granted seven master licenses and received $472,157 in master license fees in connection therewith. During the twelve months ended June 30, 1997, $504,200 in lump sum payments due in fiscal 1997, was recognized in accordance with nine master license agreements, as compared to the twelve months ended June 30, 1996 in which

$497,150 in lump sum payments due, was recognized in accordance with two master license agreements. As of June 30, 1997 there were five Blimpie outlets and 28 Grab 'n Go locations operating in Sweden, two outlets in Spain, four in the United Kingdom, two in Argentina and four in Canada.

         Total domestic franchise fees recognized decreased 7% to $4,135,544 for the twelve months ended June 30, 1997 from $4,468,677 for the twelve months ended June 30, 1996. This decrease is attributable to the decrease to 413 outlets (169 traditional and 244 new-concept) opened during the twelve months ended June 30, 1997, from 468 outlets (171 traditional and 297 new-concept) opened during the comparable period ended 1996. This decrease in franchise fees recognized is attributable to the fact that many of the new-concept outlet openings were the second, third, or fourth outlet opened in the same chain and these franchises were granted at a reduced rate, versus a traditional outlet, to entice the new-concept chain to open multiple outlets. The Company derived $42,808 in franchise fees from the opening of thirteen international outlets during the twelve month period ended June 30, 1997, while for the same period ended 1996, the Company did not derive any revenue from the opening of five international outlets.

         Store equipment sales to domestic franchises increased 7% to $14,425,107 during the twelve month period ended June 30, 1997 from $13,424,298 for same period ended 1996. During these same periods, store equipment sales to international franchises increased $509,737 from $78,824. These increases were attributable to the 32% increase in orders processed by the Company's equipment sales department to 2014 orders processed during the twelve month period ended June 30, 1997 from 1527 orders processed during the same period ended 1996. Due to the success and experience obtained from selling equipment to Blimpie franchisees, the Company has decided to expand the equipment sales department in Houston in order to sell equipment to franchisees of other chains. The Company believes this expansion will increase revenue and in turn the net income, however no assurances can be given that this expansion will generate increased revenue or net income.

         Management fees and other income for the twelve months ended June 30, 1997 decreased 9% to $1,285,657 from $1,418,971 for the same period ended 1996. This decrease resulted from the January 1997 relocation of one of the Company's subfranchisors who had previously been sharing office space in the Atlanta office, therefore the fees the Company was receiving for reimbursement of a portion of office expenses decreased.

         The Subfranchisors' shares of continuing and franchise fees increased 22% to $9,777,740 for the twelve months ended June 30, 1997 from $7,994,170 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                    Twelve Months Ended June 30,
                                                        1997             1996
                                                     ----------       ----------
SUBFRANCHISORS / MASTER LICENSORS
    SHARE OF CONTINUING FEES:
Domestic                                             $7,497,208       $6,017,314
International                                            47,731           10,216
                                                     ----------       ----------

TOTAL SUBFRANCHISORS/MASTER
   LICENSORS SHARE OF CONTINU-
   ING FEES                                          $7,544,939       $6,027,530
                                                     ==========       ==========

SUBFRANCHISORS/ MASTER LICENSORS
SHARES OF FRANCHISE FEES:
Domestic                                             $1,120,586       $1,191,903
International                                             9,826              -0-
                                                     ----------       ----------



TOTAL SUBFRANCHISORS SHARE OF
FRANCHISE FEES                                       $1,130,412       $1,191,903
                                                     ==========       ==========

TRADEMARK LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
 SUBFRANCHISE FEES:
Domestic                                             $  630,683       $  582,045
International                                           471,706          192,692
                                                     ----------       ----------

TOTAL TRADEMARK LICENSE FEES ON
CONTINUING, FRANCHISE, MASTER
LICENSE & SUBFRANCHISE FEES                          $1,102,389       $  774,737
                                                     ==========       ==========

TOTAL SUBFRANCHISORS / MASTER
LICENSORS SHARE OF CONTINUING &
FRANCHISE FEES AND TRADEMARK
LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES                                    $9,777,740       $7,994,170
                                                     ==========       ==========


         The subfranchisors' total share of domestic continuing fees increased 25% to $7,497,208 for the twelve months ended June 30, 1997 from $6,017,314 for the same period ended 1996. The master licensors' share of international continuing fees increased to $47,731 during the twelve month period ended June 30, 1997 from

$10,216 during the comparable period in 1996. This increase is directly related to the increase in the revenue derived from continuing fees.

         By reason of the above-mentioned decrease in domestic franchise fees for the twelve months ended June 30, 1997, the subfranchisors share thereof decreased 6% to $1,120,586 for the twelve months ended June 30, 1997 from $1,191,903 for the same period ended 1996.

         Trademark license fee obligations owed to Metropolitan Blimpie, Inc.
(MBI), an unaffiliated corporation, on certain domestic continuing, franchise, and subfranchise fees increased 8% to $630,683 for the twelve months ended June 30, 1997 from $582,045 for the same period ended 1996. Such increase is directly related to the increase in domestic continuing fees as discussed above. Trademark license fee obligations owed to MBI, and Anthony P. Conza and David L. Siegel, the Chairman and Chief Executive, and Vice Chairman and Chief Operating Officer, respectively, of the Company, with respect to international continuing, franchise, subfranchise and master license fees increased to $471,706 during the twelve months ended June 30, 1997 from $192,692 during the comparable period of 1996 due to the overall increase in international revenue.

         Store equipment cost of sales to domestic franchisees increased 3% to $12,575,514 for the twelve month period ended June 30, 1997 from $12,200,024 for the same period ended 1996. During this same twelve month period, store equipment cost of sales to international franchisees increased to $448,569 from $70,841. These increases are directly attributable to the increase in store equipment sales to domestic and international franchisees.

         Selling, general and administrative expense rose 19% to $10,917,566 for the twelve month period ended June 30, 1997 from $9,203,507 for the same period ended 1996. This increase is directly related to the continuing expansion of the Company's workforce to strengthen its infrastructure, create an international department, expand the domestic franchise development department, and increases in office and travel expenses incurred in order to provide support services to the increasing number of franchisees and master licensors, and the increasing size of subfranchisors. In addition, the increase reflects a charge taken by the Company during the first quarter of fiscal 1997 in the amount of $100,000 which represents the Company's share of an arbitrator's award. See Part II, Section I Litigation Proceedings.

         Interest income for the twelve months ended June 30, 1997 decreased by 12% to $889,535 from $1,015,112 for the comparable period ended 1996. This decrease was the result of the selling of a portion of the U.S. Treasury notes owned by the Company to purchase a portion of the international trademarks and service marks in February 1997. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation."

         The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 38.1% and 38.2% for the twelve months ended June 30, 1997 and 1996, respectively.

         For the twelve months ended June 30, 1997, cash and cash equivalents decreased by 18% to $3,532,339 from $4,328,468 at June 30, 1996. Investments under current assets decreased 18% to $4,462,253 from $5,430,950 at June 30, 1996. Investments under other assets decreased 36% to $3,877,827 from $6,016,014 at June 30, 1996. Trademarks less accumulated amortization increased to $8,704,472 from $445,556 at June 30, 1996. These decreases and increases are the direct result of the purchase of a portion of international Blimpie trademarks and service marks. (See Footnotes to Financial Statements.)

         Current accounts receivable, less allowance for doubtful accounts, increased 43% to $2,084,825 at June 30, 1997 from $1,455,986 at June 30, 1996.
Deferred revenue decreased 21% as at the same dates, respectively, to $1,325,146 from $1,678,918. Said increase and decrease were the direct result of a policy, implemented by the Company during fiscal 1995, of issuing annual renewable subfranchise agreements, instead of subfranchise agreements having terms of 50 to 60 years. Under the previous agreements, if the subfranchise fees were collectible over an extended period of time and no reasonable basis existed for estimating collectibility, the fees were deferred and not recognized until they were collected or the uncertainty regarding collectibility was resolved. Under the new agreements, the subfranchisor purchases a territory for a one year period, followed by four to six renewal terms, all but the last being annual in duration. If all terms and conditions of the agreement have been met during the initial one year term and each of the subsequent one year terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The first year annual fee is recognized when all material services and conditions related to the sale are satisfied by the Company. Subsequent years are recognized annually upon renewal. The Company still maintains numerous subfranchise agreements under the prior policy and continues to recognize revenue under these agreements consistent with prior years. However, the amount of such revenue will continue to decline in the future as some of the prior subfranchise agreements are replaced with the new agreement, upon the subfranchisors request. The new agreements have been used on all subfranchise sales since November 1994.

         Deferred income taxes in current assets and deferred income taxes payable in other liabilities decreased to $0 at June 30, 1997 from $189,000 and $343,000, respectively, at June 30, 1996. Deferred income taxes in other assets and deferred income taxes payable in current liabilities both increased to $76,000 and $115,000, respectively, from $0 at June 30, 1996. These decreases and increases resulted from the decreases in deferred revenue and the difference in amortization periods for financial accounting purposes, as opposed to tax purposes, applicable to the international trademark purchase consummated in February 1997.

         The Company's current portion of notes receivable increased 84% to $985,772 at June 30, 1997 from $535,163 at June 30, 1996. This was the result of the fact that several master licensors have lump sum payments due in fiscal 1998, therefore these amounts were moved from notes receivable under other assets to current portion of notes receivable.

         The Company's property, plant and equipment less accumulated depreciation, increased 29% to $1,253,003 at June 30, 1997 from $972,251 at June 30, 1996. This increase resulted from the Company's continued modernization and computerization of its offices.

         Other non-current assets increased 82% to $507,633 at June 30, 1997 from $279,386 at June 30, 1996. This increase primarily resulted from the Company's purchase of a new accounting software package.

         The Company's accounts payable increased 30% to $3,518,657 at June 30, 1997 from $2,697,900 at June 30, 1996. This increase resulted from the greater number of deferred payment, as opposed to cash on delivery transactions, effected by the Company's equipment sales department, coupled with the longer periods that the Company takes to pay equipment vendors with respect to purchase transactions financed by the Company's franchisees. In such cases, the Company defers payment until (1) the franchisee has given notice to the lender that the equipment has been installed and accepted; and (2) the lender has delivered payment of the financed amount to the Company. Accounts payable also increased as a result of the fees payable to the increasing number of subfranchisors.

         Income taxes payable at June 30, 1997 decreased to $7,676 from $563,912 at June 30, 1996. This decrease was the result of the payment of income taxes on September 15, 1996 and October 15, 1996, for fiscal year ended June 30, 1996 income taxes that had been accrued, and the decrease in net income.

         The payment of fiscal year end 1996 bonuses to employees that had been accrued at June 30, 1996, resulted in the 58% decrease in other current liabilities to $358,951 at June 30, 1997 from $851,687 at June 30, 1996.

         Trademark obligations increased to $3,508,594 at June 30, 1997 from $0 at June 30, 1996. Such increase resulted from the recordation of the aggregate value of the remaining shares of Common Stock issuable by the Company in connection with its acquisition of the Canadian rights to the Blimpie trademarks in October 1995 from an unaffiliated party. Such increases also resulted from the recordation of the additional fees payable to Anthony P. Conza and David L. Siegel in connection with the February 1997 acquisition of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system which they respectively owned. See "Business -- Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation" and the Footnotes to the Company's audited financial statements appearing elsewhere herein.

         During the twelve months ended June 30, 1997, 413 domestic Blimpie franchise outlets opened (169 traditional outlets and 244 new-concept outlets) in the following states: Alabama (7); Alaska (2); Arizona (17); Arkansas (1); California (16); Colorado (5); Connecticut (2); Florida (41); Georgia (24); Hawaii (1); Idaho (2); Illinois (10); Indiana (13); Iowa (8); Kansas (3); Kentucky (7); Louisiana (12); Maine (2); Massachusetts (2); Michigan (11); Minnesota (13); Mississippi (2); Missouri (17); Montana (3); Nebraska (7); Nevada (9); New Hampshire (1); New Jersey (3); New Mexico (6); New York (20); North Carolina (19); North Dakota (2); Ohio (25); Oklahoma (2); Oregon (5); Pennsylvania (11); Rhode Island (2); South Carolina (12); South Dakota (2); Tennessee (15); Texas (21); Utah (3); Washington (5); West Virginia (7); Wisconsin (11); and Wyoming (4). During the same period, 13 international Blimpie franchise outlets opened (10 traditional outlets and 3 new-concept outlets) in the following areas: Argentina (2); Canada (4); Spain (2); Sweden
(1); and United Kingdom (4). By comparison, during the twelve months ended June 30, 1996, 468 domestic and 5 international Blimpie franchise outlets opened (173 traditional outlets and 300 new-concept outlets). During the twelve months ended June 30, 1997, 151 domestic Blimpie franchise outlets closed (75 traditional outlets and 76 new-concept outlets) in the following states: Alabama (2); Arizona (2); California (3); Colorado (6); Connecticut (1); Florida (17); Georgia (6); Hawaii (4); Idaho (2); Illinois (5); Indiana (2); Iowa (6); Kansas
(4); Kentucky (4); Massachusetts (4); Michigan (8); Minnesota (3); Missouri (4); Nebraska (1); Nevada (1); New Jersey (6); New York (6); North Carolina (8); North Dakota (1); Ohio (1); South Carolina (5); South Dakota (1); Tennessee (2); Texas (28); Utah (3); Washington (2); and West Virginia (3). By comparison, during the same period ended 1996, 62 domestic Blimpie franchise outlets closed (48 traditional outlets and 14 new-concept outlets). During the twelve months ended June 30, 1997, three closed domestic Blimpie franchise outlets reopened in: Idaho (1); Michigan (1); and Texas (1). By comparison, during the same period ended 1996, 10 closed domestic Blimpie franchise outlets reopened.

         During the twelve months ended June 30, 1997, the Company received $3,193,006 from the granting of 602 domestic individual outlet franchises (239 traditional franchises and 363 new-concept franchises) in the following states:
Alabama (11); Alaska (3); Arizona (21); Arkansas (1); California (30); Colorado
(7); Connecticut (4); Florida (53); Georgia (51); Hawaii (2); Idaho (5); Illinois (8); Indiana (13); Iowa (14); Kansas (1); Kentucky (5); Louisiana (16); Maine (3); Massachusetts (5);

Michigan (21); Minnesota (20); Mississippi (4); Missouri (22); Montana (4); Nebraska (5); Nevada (6); New Hampshire (1); New Jersey (3); New Mexico (1); New York (37); North Carolina (37); North Dakota (1); Ohio (39); Oklahoma (1); Oregon (7); Pennsylvania (31); Rhode Island (6); South Carolina (18); South Dakota (2); Tennessee (19); Texas (32); Utah (5); Washington (5); Wisconsin
(20); and Wyoming (2). During the same period ended, the Company received $284,559 from the granting of 30 international individual outlet franchises (29 traditional franchises and 1 new-concept franchise) in the following territories: Argentina (2); Canada (12); Cyprus (1); Spain (3); Sweden (1); and United Kingdom (11). By comparison, during the twelve months ended June 30, 1996, the Company received $3,881,419 from the granting of 769 domestic individual outlet franchises (291 traditional franchises and 478 new-concept franchises), and did not derive any revenue from the granting of 5 international individual outlet franchises (2 traditional franchises and 3 new-concept franchises). The decrease in the funds received from the granting of domestic franchises, was the result of a decrease in the actual number of franchises granted, and the reduction of the franchise fee to $1,000, for a limited time only to current Blimpie franchisees only, to encourage multiple outlet ownership. Of the 602 domestic individual outlet franchises granted during the twelve months ended June 30, 1997, 41 were at this reduced price.

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

         Having substantially achieved its goal of saturating the domestic market with subfranchises, as discussed above, the Company placed greater emphasis on its prospects in the international market during fiscal 1995, and consummated the first agreement for the establishment of Blimpie outlets in Sweden in June 1995. Currently there are 3 Blimpie outlets and 23 Grab `n Go locations operating in Sweden. During the Fiscal Year ended June 30, 1996, the Company granted rights for the development of Spain which led to the opening of the first Blimpie outlet in Spain on March 25, 1996. During the Fiscal Year ended June 30, 1996, the Company also granted development rights for the United Kingdom, Egypt, Lebanon, Jordan, Dominican Republic, Australia and the Canadian provinces of Alberta, and British Columbia. These grants generated $534,232 in initial fees. One of the international grants provides for 7 annual renewal term options, and if all of such options were to be exercised, the Company would receive additional fees aggregating $157,637. The other international grants provide for annual renewal term options with various lump sums due on various dates. During the fiscal year ended June 30, 1996, there were $497,150 of lump sum payments due, all of which have been received. There are $262,500 and $87,000 due in lump sum payments during fiscal 1997 and 1998 respectively. The Company will continue to aggressively pursue the international market to mirror the success it has achieved in the United States. The Company's continuing fees derived from its outlets in Sweden and Spain increased to $22,734 for the Fiscal Year ended June 30, 1996 from $0 for the prior year, and the international developers' share of these continuing fees increased to $10,216 from $0 for the same periods.

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

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal years 1997, 1996 and 1995 the Company did not incur any material capital commitments. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at June 30, 1997, 1996, and 1995 was 2.9:1, 3:1 and 1.5:1, respectively.

         The Company generated cash flows from operating activities of $1,918,904, $2,041,526 and $5,316,495 in the fiscal years ended June 30, 1997,
1996 and 1995, respectively. The decrease of $122,622 in fiscal 1997 was primarily the result of the increase in notes receivable due to the fact that several of the Company's Master Licensors have lump sum payments due in fiscal 1998, and was partially offset by an increase in accounts payable resulting from the greater number of deferred payment, as opposed to cash on delivery transactions.

         Net cash flows used in investing activities during fiscal 1997, 1996 and 1995 totaled $2,096,366, $5,533,547 and $4,196,352, respectively. The decrease of $3,437,181 in fiscal 1997 was primarily the result of the selling of U.S. Treasury notes in order to purchase a portion of the international Blimpie trademarks and service marks and the reclassification of the remaining U.S. Treasury notes from held-to-maturity securities to available-for-sale securities. (See Footnotes to Financial Statements.)

         During fiscal 1997, the Company used $618,667 in net cash flows from financing activities, while during fiscal 1996, $3,898,316 in net cash flows was generated from financing activities and during fiscal 1995, $423,547 was used in net cash flows from financing activities. The decrease of $4,516,983 from 1996 to 1997 and the increase of $4,321,863 from 1995 to 1996 was primarily the result of the stock offering which occurred in fiscal 1996.

         The Company's primary liquidity needs arise from expansion, research and development, capital expenditures and trademark obligations. These needs are primarily met by the cash flows from operations and from the Company's cash and investments. The Company believes that the cash flows from operations and the Company's cash and investments will be sufficient to fund its future liquidity needs for the foreseeable future.

         With the modernization of the Company's computer systems in fiscal year 1997 and 1996, the Company does not expect the Impact of Year 2000 to have any effect on existing systems.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February, 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which the Company is required to adopt effective for fiscal year ending June 30, 1998. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) in order to make them comparable to international EPS standards. The Company does not believe the adoption will have a material effect on the financial statements.

         In June, 1997 the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which the Company is required to adopt effective for fiscal year ending June 30, 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Management is currently reviewing the provisions of SFAS 131 and does not believe that the Company's financial statements will be significantly impacted by the adoption.


ITEM 8.  FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                            Page

     Report of independent accountants                                       50

     Consolidated balance sheets at June 30, 1997 and 1996                    51

     Consolidated statements of income for each of the
       three years in the period ended June 30, 1997                         52

     Consolidated statements of shareholders' equity for
       each of the three years in the period ended June 30, 1997             52

     Consolidated statements of cash flows for each of the
       three years in the period ended June 30, 1997                         53

     Notes to consolidated financial statements                              54

     Report of independent accountants                                       65

     Consolidated schedule of valuation and qualifying accounts              66

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Blimpie International, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blimpie International, Inc. and Subsidiaries as of June 30, 1997 and 1996 and the consolidated results of their operations and cash flows for the three years ended June 30, 1997 in conformity with generally accepted accounting principles.




                                        COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
September 12, 1997

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30         JUNE 30
                                                                           1997            1996
                                                                   ------------    ------------
ASSETS

Current
- Cash and cash equivalents                                        $  3,532,339    $  4,328,468
- Investments                                                         4,462,253       5,430,950
- Accounts receivable, less allowance for doubtful accounts of
    $82,750 in 1997 and  $46,400 in 1996                              2,084,825       1,455,986
- Prepaid expenses and other current assets                             701,504         674,203
- Deferred income taxes                                                                 189,000
- Current portion of notes receivable                                   985,772         535,163
                                                                   ------------    ------------
Total Current Assets                                                 11,766,693      12,613,770
                                                                   ------------    ------------
Property, Plant and Equipment - at cost  less accumulated
    depreciation of $868,619 in 1997 and $575,879 in 1996             1,253,003         972,251
Other Assets
- Notes receivable, less allowance for doubtful accounts of
    $60,300 in 1997, $46,656 in 1996 and less current portion         1,518,721       1,495,684
- Investments                                                         3,877,827       6,016,014
- Deferred income taxes                                                  76,000
- Trademarks - at cost, less accumulated amortization of
    $154,136 in 1997 and  $19,132 in 1996                             8,704,472         445,556
- Other                                                                 507,633         279,386
                                                                   ------------    ------------
Total Other Assets                                                   14,684,653       8,236,640
                                                                   ------------    ------------
                                                                   $ 27,704,349    $ 21,822,661
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
- Accounts payable                                                 $  3,518,657    $  2,697,900
- Current portion of long-term debt                                       5,202           7,536
- Income taxes payable                                                    7,676         563,912
- Deferred income taxes payable                                         115,000
- Other current liabilities                                             358,951         851,687
                                                                   ------------    ------------
Total Current Liabilities                                             4,005,486       4,121,035
                                                                   ------------    ------------
Deferred Revenue                                                      1,325,146       1,678,918
Deferred Income Taxes                                                                   343,000
Long-Term Debt                                                                            5,202
Trademark Obligations                                                 3,508,594
Commitments and Contingencies
Shareholders' Equity
- Common stock, par value $.01 - authorized  20,000,000 shares;
  issued and outstanding 9,526,226 and 9,480,876, respectively           95,262          94,809
- Additional paid-in capital                                          8,209,666       7,703,510
- Retained earnings                                                  10,744,290       8,132,082
- Net unrealized gain (loss) on marketable securities                    25,905          (3,590)
                                                                   ------------    ------------
                                                                     19,075,123      15,926,811
  Less: Subscriptions receivable                                        210,000         252,305
                                                                   ------------    ------------
Total Shareholders' Equity                                           18,865,123      15,674,506
                                                                   ------------    ------------
                                                                   $ 27,704,349    $ 21,822,661
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED JUNE 30
                                                                          1997           1996           1995
                                                                   -----------    -----------    -----------
Revenues
- Continuing fees                                                  $15,390,799    $12,464,502    $ 8,733,568
- Subfranchisor fees, master license fees and sale of franchises     6,515,699      7,604,787      5,409,176
- Store equipment sales                                             14,934,844     13,503,122     11,286,096
- Management fees and other income                                   1,285,657      1,418,971        945,174
                                                                   -----------    -----------    -----------
                                                                    38,126,999     34,991,382     26,374,014
                                                                   -----------    -----------    -----------
Expenses
- Subfranchisors' share of franchise and continuing fees             9,777,740      7,994,170      5,394,692
- Store equipment cost of sales                                     13,024,083     12,270,865     10,084,525
- Selling, general and administrative expenses                      10,917,566      9,203,507      7,545,041
- Interest expense                                                       4,151          2,677          3,850
                                                                   -----------    -----------    -----------
                                                                    33,723,540     29,471,219     23,028,108
                                                                   -----------    -----------    -----------
Operating Income                                                     4,403,459      5,520,163      3,345,906
Interest Income                                                        889,535      1,015,112        578,010
                                                                   -----------    -----------    -----------
Income before income taxes                                           5,292,994      6,535,275      3,923,916
Income taxes                                                         2,015,000      2,495,000      1,584,000
                                                                   -----------    -----------    -----------
Net Income                                                         $ 3,277,994    $ 4,040,275    $ 2,339,916
                                                                   ===========    ===========    ===========
Primary earnings per share                                         $      0.34    $      0.43    $      0.27
                                                                   ===========    ===========    ===========
Fully diluted earnings per share                                   $      0.34    $      0.41    $      0.27
                                                                   ===========    ===========    ===========

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                             Common Stock
                                     ----------------------------      Additional                      Unrealized
                                           Shares                         Paid-In         Retained        Holding
                                      Outstanding          Amount         Capital         Earnings     Gain (Loss)          Total
                                     ------------    ------------    ------------     ------------     ----------    ------------
Balance - June 30, 1994                 8,560,626    $     85,606    $  2,739,858     $  2,748,570     $             $  5,574,034
  - Stock incentive granted/stock
        options exercised                  15,500             155          97,782                                          97,937
  - Dividends paid                                                                        (428,698)                      (428,698)
  - Net income                                                                           2,339,916                      2,339,916
  - Net unrealized loss on
        marketable securities                                                                             (17,532)        (17,532)
                                     ------------    ------------    ------------     ------------     ----------    ------------
Balance - June 30, 1995                 8,576,126          85,761       2,837,640        4,659,788        (17,532)      7,565,657
  - Stock incentive granted/stock
        options exercised                  17,250             173         141,335                                         141,508
  - Purchase Canadian Trademark            25,000             250         271,625                                         271,875
  - Stock offering                        862,500           8,625       4,452,910                                       4,461,535
  - Dividends paid                                                                        (567,981)                      (567,981)
  - Net income                                                                           4,040,275                      4,040,275
  - Net unrealized gain on
        marketable securities                                                                              13,942          13,942
                                     ------------    ------------    ------------     ------------     ----------    ------------
Balance - June 30, 1996                 9,480,876          94,809       7,703,510        8,132,082         (3,590)     15,926,811
  - Stock incentive granted/stock
        options exercised                  20,350             203         267,343                                         267,546
  - Purchase Canadian Trademark            25,000             250         238,813                                         239,063
  - Dividends paid                                                                        (665,786)                      (665,786)
  - Net income                                                                           3,277,994                      3,277,994
  - Net unrealized gain on
        marketable securities                                                                              29,495          29,495
                                     ------------    ------------    ------------     ------------     ----------    ------------
Balance - June 30, 1997                 9,526,226    $     95,262    $  8,209,666     $ 10,744,290     $   25,905    $ 19,075,123
                                     ============    ============    ============     ============     ==========    ============

See accompanying notes to consolidated financial statements.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED JUNE 30
                                                                                          1997            1996            1995
                                                                                   -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $ 3,277,994     $ 4,040,275     $ 2,339,916
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    - Depreciation and amortization                                                    440,733         237,497         139,521
    - Incentive stock granted                                                          255,197         136,058          93,062
    - Decrease (increase) in:
         Accounts receivable                                                          (628,839)       (763,140)        133,193
         Prepaid expenses and other current assets                                     (27,301)        (43,901)       (478,168)
         Other assets                                                                 (228,247)       (211,454)       (130,113)
         Deferred income taxes                                                        (115,000)        190,000         (36,000)
         Notes receivable                                                             (473,646)        535,952       1,218,398
    - Increase (decrease) in:
         Accounts payable                                                              820,757        (969,581)      1,797,239
         Income taxes payable                                                         (556,236)       (267,804)        534,801
         Other current liabilities                                                    (492,736)        116,725         472,968
         Deferred revenue                                                             (353,772)       (959,101)       (768,322)
                                                                                   -----------     -----------     -----------
    - Net cash provided by operating activities                                      1,918,904       2,041,526       5,316,495
                                                                                   -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available-for-sale securities                                         (5,322,077)       (101,763)
  Proceeds from sale of available-for-sale securities                                8,463,716          74,398
  Reinvested dividends of available-for-sale securities                                 (5,260)        (10,099)        (10,680)
  Purchase of held-to-maturity securities                                                           (7,562,621)     (5,356,501)
  Proceeds from maturities of held-to-maturity securities                                            2,558,354       1,576,838
  Purchase of international trademarks                                              (4,646,264)             --              --
  Disposal of property, plant and equipment                                             13,603          17,337
  Acquisition of property, plant and equipment                                        (600,084)       (509,153)       (406,009)
                                                                                   -----------     -----------     -----------
    - Net cash used in investing activities                                         (2,096,366)     (5,533,547)     (4,196,352)
                                                                                   -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock warrants/options exercised                                        12,350           5,450           4,875
  Proceeds from stock offering                                                                       4,461,535              --
  Collections on officer notes receivable for stock purchase                            42,305           5,375           5,528
  Cash dividends paid                                                                 (665,786)       (567,981)       (428,698)
  Repayment of long-term debt                                                           (7,536)         (6,063)         (5,252)
                                                                                   -----------     -----------     -----------
    - Net cash (used in) provided by financing activities                             (618,667)      3,898,316        (423,547)
                                                                                   -----------     -----------     -----------
Net (decrease) increase in Cash and Cash Equivalents                                  (796,129)        406,295         696,596
Cash and Cash Equivalents, at beginning of year                                      4,328,468       3,922,173       3,225,577
                                                                                   -----------     -----------     -----------
Cash and Cash Equivalents, at end of year                                          $ 3,532,339     $ 4,328,468     $ 3,922,173
                                                                                   ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for:
    - Interest                                                                     $     2,514     $     2,677     $     3,850
    - Income taxes                                                                   2,571,236       3,508,798       1,049,199
   Noncash investing and financing activities:
    - Canadian trademark stock issuance                                                239,063         271,875
    - Purchase of international trademarks                                           3,508,594
    - Net unrealized gain (loss) on marketable securities                               29,495          13,942         (17,532)

See accompanying notes to consolidated financial statements.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF COMPANY


   Blimpie International, Inc. (the "Company") engages in franchising, subfranchising and master licensing the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs, which are the basic attributes of the chain of non-cooking, quick service sandwich restaurants known as "Blimpie" restaurants. The main products sold in a Blimpie restaurant are submarine sandwiches and salads. As of June 30, 1997 the Company operates in 46 states of the United States and 23 countries. The Company does not operate any Blimpie restaurants, subfranchisor or master licensor areas.


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

   Initial fees from the awarding of individual franchises are deferred and recorded as revenue when the franchisees restaurant is opened. Expenses associated with site selection, real estate, training, commissions and design are deferred and charged to expense when the initial fees are recognized. Continuing fees from franchised restaurants are recorded as revenue when earned.

Revenue from equipment sales is recognized when the equipment is shipped.

CASH AND CASH EQUIVALENTS

   For the purpose of the statement of cash flows, the company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

   The Company has cash deposits with financial institutions which fluctuate in excess of federally insured limits. If these financial institutions were not to honor their contractual liability, the Company could incur losses. Management is of the opinion that there is no significant risk of loss because of the financial strength of the financial institutions.

INVESTMENTS

   Investment securities with maturities of three months or less at the time of acquisition are considered cash equivalents. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities included in the company's investment portfolio for which there is a positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Fair value is estimated based on quoted market prices for those or similar investments. Net unrealized gains and losses, determined on the specific identification method, on securities classified as available-for-sale are carried as a separate component of Stockholders Equity.

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

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, EQUIPMENT AND DEPRECIATION

   Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using both accelerated and straight-line methods. Significant expenditures for additions and improvements are capitalized and expenditures for routine repairs and maintenance are charged to operations as incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from disposals are included in operations.

TRADEMARKS

   Trademarks are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of 15-40 years. Amortization expense was $135,004 in 1997 and $19,132 in 1996.

ADVERTISING

   The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $477,026 in 1997, $427,256 in 1996 and $192,494 in 1995.

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

EARNINGS PER SHARE AND PER SHARE AMOUNTS

   Primary and fully-diluted earnings per share amounts are computed on the weighted average number of shares outstanding, 9,517,462 in 1997, 9,372,447 in 1996 and 8,573,797 in 1995, adjusted for the assumed conversion of dilutive common stock equivalents, principally stock options.

COMMON STOCK

   On January 10, 1995, the shareholders approved an increase in the authorized common stock from 10,000,000 shares to 20,000,000. On August 11, 1995, the Company issued 862,500 additional shares of common stock (see Note 15).

USE OF ESTIMATES

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS

   In February, 1997 the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which the Company is required to adopt effective for fiscal year ended June 30, 1998. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common share outstanding for the period. The Company does not believe the adoption will have a material effect on the financial statements.

   In June, 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which the Company is required to adopt effective for fiscal year ended June 30, 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management is currently reviewing the provisions of SFAS 131 and does not believe that the Company's financial statements will be significantly impacted by the adoption.

RECLASSIFICATIONS

   Certain amounts have been reclassified to conform with current year presentation.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3: INVESTMENTS

The following is a summary of available-for-sale securities included in investments as of June 30:

1997                                               Unrealized      Fair
                                           Cost   Gain (Losses)    Value
                                       -----------------------------------
Available-for-Sale Securities:
  Current
        Common stock                   $   60,969    $19,508    $   80,477
        Preferred stock                   178,765      4,968       183,733
        Mutual funds                      124,986     (1,401)      123,585
        U. S. Government securities     4,071,628      3,952     4,075,580
                                       ----------    -------    ----------
                                       $4,436,348    $27,027    $4,463,375
                                       ----------    -------    ----------
  Long-Term
        U. S. Government securities     3,877,827     (1,122)    3,876,705
                                       ----------    -------    ----------
                                       $8,314,175     25,905    $8,340,080
                                       ----------    -------    ----------

1996                                               Unrealized      Fair
                                           Cost   Gain (Losses)    Value
                                       -----------------------------------
Available-for-Sale Securities:
  Current
        Common stock                   $    88,362   $ (1,230)  $    85,132
        Preferred stock                    255,896     (2,818)      253,078
        Mutual funds                        86,829        458        87,287
                                       -----------   --------   -----------
                                       $   429,087   $ (3,590)  $   425,497
                                       -----------   --------   -----------
Held-to-Maturity Securities:
  Current
        U. S. Government securities    $ 5,005,453   $(18,340)  $ 4,987,113
  Long-Term
        U. S. Government securities      6,016,014     (7,114)    6,008,900
                                       -----------   --------   -----------
                                       $11,021,467   $(25,454)  $10,996,013
                                       -----------   --------   -----------

   The contractual maturities of long-term debt securities at June 30, 1997 are as follows: $3,527,402 in 1999 and $350,425 in 2000.

   On February 19, 1997, the Company sold held-to-maturity securities with an aggregate cost of $2,646,039 and realized a gain of $27,766. The proceeds from the sale were $2,673,805.

   At June 30, 1997, United States Treasury notes previously categorized as being held-to-maturity were recategorized as available-for-sale. Accordingly, this group of securities has been marked to market with the resulting adjustment reported in shareholders' equity.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4: NOTES RECEIVABLE

     Notes receivable consisted of the following as of June 30:

                                                                        1997          1996
                                                                     ----------    ----------
Notes from subfranchisors, with interest  ranging from  8% to
  19% payable at various dates through June, 2008                    $2,065,443    $1,900,608
Notes receivable from sale of discontinued segment due in
  weekly installments of $599 including interest of 10% per annum
  through March, 2000                                                    80,312       102,007
Notes receivable from an officer due in semi-monthly
  installments of $232 including interest of 8% per annum through
  April, 2000                                                            52,727        54,021
Participation receivable from leasing company arising from
  participation in franchisee leasing arrangements with interest ranging from 9% to 15.8% payable at various dates through June,
  2002                                                                  366,311
Other                                                                        --        20,867
                                                                     ----------    ----------
                                                                      2,564,793     2,077,503
Allowance for doubtful accounts                                          60,300        46,656
                                                                     ----------    ----------
                                                                      2,504,493     2,030,847
Current maturities                                                      985,772       535,163
                                                                     ----------    ----------
                                                                     $1,518,721    $1,495,684
                                                                     ----------    ----------

NOTE 5: PROPERTY, PLANT AND EQUIPMENT


     The major components of property and equipment and depreciation periods as of June 30 are:

                                                          Cost
                                              -----------------------------   Depreciation
        Item                                      1997             1996             Period
        ----                                  ------------     ------------   ------------
Building                                      $     80,865     $     80,865     14 years
Office furniture and fixtures                    1,856,153        1,344,436     5-10 years
Automobiles                                        184,604          122,829     5 years
                                              ------------     ------------
                                                 2,121,622        1,548,130
Less accumulated depreciation                      868,619          575,879
                                              ------------     ------------
                                              $  1,253,003     $    972,251
                                              ------------     ------------

Depreciation expense was $305,729 in 1997, $212,145 in 1996 and $129,523 in
1995.

NOTE 6: LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

                                                               1997       1996
                                                              -------    -------
Note payable to individual in weekly installments of $229,
including interest at 17% per annum through January, 1998     $ 5,202    $12,738
Less: current portion                                           5,202      7,536
                                                              -------    -------
                                                              $    --    $ 5,202
                                                              -------    -------

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7: TRADEMARK OBLIGATIONS

     Trademark obligations consist of the following as of June 30:

                                                                        1997
                                                                     ----------
Amount payable to related parties in connection with                 $3,000,000
acquisition of  International trademarks (see Note 10)

Common shares issuable in connection with acquisition of                508,594
Canadian trademark (see Note 10)
                                                                     ----------
                                                                     $3,508,594
                                                                     ----------

NOTE 8: INCOME TAXES


     The provision for income taxes is comprised as follows for the years ended June 30:

                                   1997              1996              1995
                               -----------        -----------       -----------
Federal
  Current                      $ 1,810,000        $ 1,959,000       $ 1,388,000
  Deferred                         (98,000)           161,000           (31,000)
                               -----------        -----------       -----------
                                 1,712,000          2,120,000         1,357,000
                               -----------        -----------       -----------

State
  Current                          320,000            346,000           232,000
  Deferred                         (17,000)            29,000            (5,000)
                               -----------        -----------       -----------
                                   303,000            375,000           227,000
                               -----------        -----------       -----------
                               $ 2,015,000        $ 2,495,000       $ 1,584,000
                               -----------        -----------       -----------

   The following is a reconciliation of income taxes to normal expected Federal income tax computed by applying statutory rates for the years ended June 30:

                                         1997            1996           1995
                                      -----------     -----------    -----------
Federal statutory rate - 34%          $ 1,800,000     $ 2,222,000    $ 1,334,000
State or local taxes, net of
  federal benefit                         198,000         245,000        153,000
Non deductible expenses                    23,000          27,000         26,000
Other                                      (6,000)          1,000         71,000
                                      -----------     -----------    -----------
                                      $ 2,015,000     $ 2,495,000    $ 1,584,000
                                      -----------     -----------    -----------

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

                                            1997          1996          1995
                                          ---------     ---------     ---------
Deferred tax assets:
  Franchise revenue recognition           $ 145,863     $ 148,532     $ 187,901
  Other                                     132,687        97,226        64,917
                                          ---------     ---------     ---------
                                            278,550       245,758       252,818
                                          ---------     ---------     ---------
Deferred tax liabilities:
  Subfranchisor revenue recognition        (317,550)     (399,758)     (216,818)
                                          ---------     ---------     ---------
                                          $ (39,000)    $(154,000)    $  36,000
                                          ---------     ---------     ---------

WBLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9: COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities under noncancelable operating leases, expiring in various years through the year 2003. The minimum future annual rentals under these noncancelable operating leases as of June 30, 1997 for each of the next five years and in the aggregate, are as follows:

                          YEAR                   AMOUNT
                          ----                   ------
                          1998                $  359,286
                          1999                   355,968
                          2000                   331,699
                          2001                   339,978
                          2002                    96,000
                          Thereafter              88,000
                                              ----------
                                              $1,570,931
                                              ----------

   The Company is also obligated for increases in real estate taxes and operating costs. Rent expenses including real estate taxes and operating costs amounted to $382,867 in 1997, $307,410 in 1996 and $280,588 in 1995.

   The Company's leasing subsidiaries execute leases for the approved Blimpie restaurant locations. The subsidiaries have been organized for the purpose of negotiating and signing the primary lease and, after execution, sublease the premises to a franchisee. Under the terms of the agreement, the subsidiary's liability is limited to its net assets and the landlord agrees to not commence any legal proceedings against Blimpie International, Inc. The franchisee assumes the payment of rent and agrees to perform all terms, covenants and conditions of the original lease. Since the franchisee is substituted under the original lease agreement and the subsidiary is secondarily liable only to the extent of its net assets, accounting and reporting of the sublease is not included in the consolidated financial statements. As of June 30, 1997 there were 533 leasing subsidiaries with aggregate net assets of $714,046, which are included in cash and other assets on the consolidated balance sheet. The terms of these leases range from 5 to 20 years. The minimum annual lease payments for the fiscal years ending June 30 are as follows:

                        Year                   Amount
                        ----                   ------
                        1998                $14,617,993
                        1999                 14,279,109
                        2000                 13,439,573
                        2001                 11,750,048
                        2002                  9,953,461
                        Thereafter           27,867,208
                                            -----------
                                            $91,907,392
                                            -----------

   According to the terms of signed agreements between the Company and its franchisees, the Company is obligated, among other things, to supply to the franchisee logo types, dies, mats, etc., of its trademarks, along with sets of materials, manuals and forms at a price equivalent to the Company's cost for such materials, and certain training and continued support. The Company also assists in the selection and purchase of equipment and helps the franchisee to obtain financing of the initial cost of franchising. Area subfranchisors and master licensors responsible for providing day-to-day operational support for Blimpie franchise restaurants in their territory, while receiving compensation amounting to half of the fees from the individual Blimpie franchises, are under the Company's supervision.

   Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of June 30, 1997 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10:  TRADEMARKS

   Messrs. Anthony P. Conza and David L. Siegel (both of whom are officers, directors and principal shareholders of the Company), and Metropolitan Blimpie, Inc. ("MBI"), an unrelated company, own respectively, undivided 40%, 20% and 40% interests in the Blimpie trademarks and the Blimpie marketing system. Pursuant to various agreements made by and among such parties, (1) Messrs. Conza and Siegel possess the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system in 35 entire states and various portions of other states throughout the USA (the "Conza-Siegel Territory"); (2) MBI possessed the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system in the balance of the USA outside of the Conza-Siegel Territory (the "MBI Territories"); and (3) Messrs. Conza and Siegel and MBI possess the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system throughout the world outside of the USA.

   The Company, pursuant to 99 year grants made to it in 1976 by Messrs. Conza and Siegel, has the exclusive right to distribute the Blimpie trademarks and license the use of the Blimpie marketing system throughout the Conza-Siegel Territory. By agreement dated July 19, 1991 (the "1991 Agreement"), MBI granted to the Company the right to license the Blimpie trademarks and Blimpie marketing system throughout the MBI Territories (with specific exceptions). Pursuant to the 1991 Agreement, the Company may also exploit the rights possessed by MBI outside of the USA with respect to the Blimpie trademarks and Blimpie marketing system. In consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company from the sales of franchises within the MBI Territories and outside of the USA, subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July, 2090, provided that the Company continues to pay said minimum annual payments. The payments made to MBI under this arrangement were $968,360, $785,222 and $603,219 during the years ended June 30, 1997, 1996 and 1995, respectively.

   On February 18, 1997, the Company entered into an agreement with Anthony P. Conza and David L. Siegel to acquire the ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system owned by such individuals. The agreement supersedes a licensing agreement pertaining to such international trademark and marketing system rights which the Company had previously entered into with such individuals. Pursuant to the agreement, the Company acquired the rights for $4.5 million of cash paid at closing, plus certain contingent payments. The contingent payments would generally be required once cumulative international revenues exceed $5,000,000. The contingent payments of $150,000 per year would generally commence on January 1, 2002 and continue for 50 years. The agreement also provides Messrs. Conza and Siegel with an option to require, anytime prior to January 1, 2001, the Company to pay $3,000,000 of cash to Messrs. Conza and Siegel in exchange for a cancellation of their right to receive the contingent payments. As of June 30, 1997, the Company believes it is probable that Messrs. Conza and Siegel will elect to effect a cancellation of the contingent payments in exchange for the receipt of $3,000,000. Therefore, the Company has recorded, at June 30, 1997,\ the remaining international trademark rights and related trademark obligation of $3,000,000 on the balance sheet as trademark assets and trademark obligations, respectively.

   On October 1, 1995, the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party ("claimant") who had filed trademark registration documents seeking Canadian trademark protection for the word "Blimpie" prior to the time the Company made such filings in Canada. Pursuant to the agreement, the Company acquired all rights held by the claimant in said Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's common stock at the rate of 25,000 shares per year. The first 25,000 shares of common stock were issued at closing, and the second installment of common stock was issued October 1, 1996. The future installments of such share are subject to the claimant's ongoing compliance with various conditions specified in the agreement. Prior to the fiscal year ended June 30, 1997, the shares and related trademark rights have been recorded on the anniversary date of the agreement and after it was determined that claimant had complied with the various conditions specified in the agreement. However, based upon the claimant's compliance with the provisions of the agreement through June 30, 1997, the Company believes that it is probable that the claimant will continue to comply with the provisions of the agreement. Accordingly, the Company has recorded, at June 30, 1997, the remaining trademark rights and obligation to issue the unregistered shares on the balance sheet as trademark assets and trademark obligations, respectively.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11: RELATED PARTY TRANSACTIONS

   The Company had numerous transactions which result from written agreements between the Company and subfranchisors who are related parties. The following is a summary of the types of transactions and revenue or expense recognized related to these transactions for the years ended June 30:

                                                   Revenue or Expense
        Related Party                                  Recognized                1997          1996          1995
        -------------                                  ----------                ----          ----          ----
Georgia Enterprises, Inc.                       Revenue derived from area     $ 3,121,600   $ 2,981,000   $ 2,378,500
  A corporation partially owned by two          Management fees collected         167,537       244,960       163,028
  officers of the Company                       Fees paid to subfranchisor        983,570       893,820       780,993

Llewellyn Distributors, Inc.                    Revenue derived from area     $   715,550       873,900       806,900
  A corporation partially owned by an           Management fees collected         101,112        85,188        61,387
  Officer the Company                           Fees paid to subfranchisor        289,400       336,980       317,723

International Southwest Blimpie, Inc.           Revenue derived from area     $   531,730       741,540       473,900
  A corporation principally owned and           Management fees collected          49,200        61,095        67,087
  controlled by an officer of the Company       Fees paid to subfranchisor        150,300       165,440       119,987

   During fiscal year ended June 30, 1992, certain officers issued demand notes to the Company in the amount of $270,000 for the purchase of shares of the Company's common stock. The balance of these notes have been recorded as a reduction to equity as subscriptions receivable. In April, 1994, an officer was granted an additional loan of $20,000 against these shares. These notes bear interest at the rate of 5% per annum, payable quarterly. Interest income of $11,851, $13,762 and $13,728, was recognized by the Company for the years ended June 30, 1997, 1996 and 1995, respectively.

   The Company pays rent based on use of an apartment in New York City, which is owned by an officer/employee of the Company. Rental expense of $8,243, $7,182 and $0 was recognized for the years ended June 30, 1997, 1996 and 1995, respectively. (See Note 7 and Note 10 with regard to trademark transactions with related parties).

NOTE 12: STOCK OPTIONS AND WARRANTS

   During fiscal year ended June 30, 1996, the Company adopted an Omnibus Stock Incentive Plan (the Plan) which replaced the 1993 Stock Incentive Plan. The Plan provides the Company with a wider array of incentive compensation tools. Through June 30, 1997 the Company granted to certain employees, pursuant to its incentive plan: (a) options to acquire a total of 412,650 shares of common stock; and (b) stock grants of 92,400 shares of common stock. The options are exercisable at the fair market value on the date of grant. The options and stock grants provide for vesting at the rate of 20% per annum. The options are exercisable at prices ranging from $3.25 to $11.31 per share and expire five years after the date of the grant. As of June 30, 1997, 4,100 options had been exercised and 152,200 shares of stock had been vested. At June 30, 1997 the weighted average exercise price was $6.15 per share. The Company recognized compensation expense of $255,197 in 1997, $136,058 in 1996 and $93,062 in 1995.

   During fiscal year ended June 30, 1996, the Company granted common stock purchase warrants for 8,000 shares of the Company's common stock to two outside members of the Board of Directors. The per share price at which such warrants are exercisable is $8.875, which was the fair market value at the date of grant. These warrants expire on September 1, 2000. As of June 30, 1997 there are 23,000 stock purchase warrants outstanding to the outside members of the Board of Directors. These warrants are exercisable at prices ranging from $6.00 to $8.875 per share and expire September 1, 2000.

   In 1994 the Company issued options to purchase up to 21,971 shares of the Company's common stock to an unaffiliated advertising agency as part of its compensation to perform certain advertising services for the national advertising cooperative sponsored by the Company. These options are exercisable at $7.51 per share and expire September 15, 2000. As of June 30, 1997, none of the options have been exercised.

   In conjunction with the Company's common stock offering on August 11, 1995 (See Note 16), the Company granted common stock purchase warrants for 150,000 shares of the Company's common stock to the Underwriter. The per share price at which such warrants are exercisable is $8.575, which was 140% of the public offering price per share, exercisable

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12: STOCK OPTIONS AND WARRANTS (continued)

for a period of four years commencing August 11, 1996. As of June 30, 1997, none of the warrants have been exercised. As of June 30, 1997 there are 300,000 stock purchase warrants outstanding to the Company's investment banker. These warrants are exercisable at prices ranging from $4.00 to $6.67 per share and expire February 15, 1999.

   On July 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plan. Therefore, there is no impact on earnings as a result of this election. The application of SFAS 123 does not result in significant differences between proforma net income and earnings per share and reported net income and earnings per share

NOTE 13: EMPLOYEE BENEFIT PLANS

   The Company maintains a 401(k) Profit Sharing Plan available to substantially all employees. Under the plan the Company can elect to make matching contributions of up to 100% of the elective deferral contributions. During the years ended June 30, 1997, 1996 and 1995, contributions charged to earnings were $47,544, $24,005 and $11,979, respectively.

   The Company maintains a Flexible Benefits Plan available to substantially all employees. Under the plan employees can elect to transfer pretax earnings to a reimbursement account which covers various medical, dental and child care expenses. The Company bears all administrative cost of the plan.

NOTE 14: BUSINESS SEGMENT INFORMATION

   During 1996 the Company began operations outside of the United States. As of June 30, 1997 the Company operates in the United States and in the countries of Sweden, Spain, United Kingdom, Egypt, Lebanon, Dominican Republic, Jordan, Australia, Argentina, Uruguay, Saudi Arabia, Oman, Qatar, Bahrain, United Arab Emirates, Greece, Cyprus, Venezuela, South Africa, Peru, Poland, Northern Ireland and the Republic of Ireland. There were no capital expenditures outside of the United States in 1997 or 1996. Financial information by geographic area is as follows for the years ended June 30:

1997                                                                DEPRECIATION
                                        OPERATING    IDENTIFIABLE       AND
                          REVENUE         INCOME         ASSETS     AMORTIZATION
                        -----------    -----------    -----------    -----------
United States           $36,099,023    $ 4,224,544    $18,801,616    $   305,729
International             2,027,976        178,915      8,902,733        135,004
                        -----------    -----------    -----------    -----------
                        $38,126,999    $ 4,403,459    $27,704,349    $   440,733
                        -----------    -----------    -----------    -----------

1996                                                                DEPRECIATION
                                        OPERATING    IDENTIFIABLE       AND
                          REVENUE         INCOME         ASSETS     AMORTIZATION
                        -----------    -----------    -----------    -----------
United States           $33,920,517    $ 5,089,864    $21,357,972    $   218,365
International             1,070,865        430,299        464,689         19,132
                        -----------    -----------    -----------    -----------
                        $34,991,382    $ 5,520,163    $21,822,661    $   237,497
                        -----------    -----------    -----------    -----------

NOTE 15: SUBFRANCHISOR FEES AND FRANCHISE REVENUE

FRANCHISE FEES AND COSTS

   The initial non-refundable fee for franchisees that have never owned a Blimpie restaurant is $18,000, which is payable in cash at the time of execution of the franchise agreement. Additional franchises are awarded at lesser amounts based upon the number of units awarded. The initial non-refundable fee for new concept franchisees, such as convenience stores, institutional food service entities, colleges, schools, mass feeders, hospitals and others range from $1.00 to $18,000 (dependent upon the number of new concept transactions executed, the location of the new concept franchisee, the marketing area and other subjective concerns). The Company reserves the right to issue franchises to its subfranchisors or their designees for $1.00 to $5,000 each in order to accelerate the development of the area of

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Note 16: Subfranchisor Fees and Franchise Revenue

FRANCHISE FEES AND COSTS (continued)

subfranchisor. The Company defers recognition of the revenues and costs related to these transactions until the restaurant is opened. The number of franchised restaurants open as of June 30, 1997, 1996 and 1995 were 1,684 (1,667 United States, 17 International), 1,407 (1,402 United States, 5 International) and 986, respectively. The following is a summary of the deferred franchise revenues and costs.

                                                                      NO. OF
                                   REVENUE            COSTS            UNITS
                                  -----------      -----------      -----------
Balance June 30, 1994             $ 2,506,880      $ 1,728,311              366
Franchises awarded                  4,775,377        3,679,125              792
Revenue recognized                 (3,276,524)      (2,425,533)            (451)
                                  -----------      -----------      -----------
Balance June 30, 1995               4,005,733        2,981,903              709
Franchises awarded                  3,881,419        3,019,592              774
Revenue recognized                 (3,991,459)      (3,091,749)            (605)
                                  -----------      -----------      -----------
Balance June 30, 1996               3,895,693        2,909,746              878
Franchises awarded                  3,356,041        2,612,079              603
Revenue recognized                 (3,710,820)      (2,833,585)            (708)
                                  -----------      -----------      -----------
Balance June 30, 1997             $ 3,540,914      $ 2,688,240              773
                                  ===========      ===========      ===========


SUBFRANCHISOR AND MASTER LICENSOR FEES

   The subfranchisor and master licensor fee ranges from $10,000 to $575,000. These fees are established by calculating the population of the area of the subfranchisor or master licensor and multiplying the population by $0.10 for the United States and $0.01 for International. Subfranchisors and master licensors in operation as of June 30, 1997, 1996 and 1995 were, 121 (105 United States,
16 International), 117 (109 United States, 8 International) and 107, respectively. During the year ended June 30, 1995, the Company implemented new subfranchisor agreements which provide for annual renewals. In addition, the Company amended certain of the existing subfranchisor agreements to an annual renewable basis. The aggregate revenue recognized in the year ended June 30, 1995 related to these replacement agreements was approximately $75,000. Pursuant to the new form of agreement, the Company sells a territory to a subfranchisor or master licensor for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. If the subfranchisor or master licensor has met all terms and conditions of the subfranchise or master license agreement during the initial one year term and each of the one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. The following is a summary of the remaining deferred subfranchisor fees.

                                                                      REVENUE
                                                                    -----------
Balance June 30, 1994                                               $ 2,627,772
Subfranchisor fees                                                    1,322,238
Revenue recognized                                                   (1,722,662)
Contracts amended                                                      (613,159)
                                                                    -----------
Balance June 30, 1995                                                 1,614,189
Revenue recognized                                                     (921,218)
                                                                    -----------
Balance June 30, 1996                                                   692,971
Revenue recognized                                                     (220,499)
                                                                    -----------
Balance June 30, 1997                                               $   472,472
                                                                    ===========

NOTE 16:  COMMON STOCK OFFERING

   On August 11, 1995 the Company completed the issuance of an additional 862,500 shares of its common stock at $6.125 per share in a public offering. Proceeds from the offering, net of commissions and other related expenses totaling $821,278, were $4,461,535. The proceeds were used to provide equipment lease and purchase financing to Blimpie franchises, expansion of operations to domestic and international markets and development of Blimpie branded products for sale in supermarkets and retail locations.

BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


        The following table sets forth a summary of the unaudited quarterly results of operations for the twelve month periods ended June 30, 1997 and June 30, 1996.


NOTE 17: QUARTERLY INFORMATION (UNAUDITED)


1997                          First             Second          Third           Fourth          Total

Total Revenues                $10,017,062       $9,186,739      $8,928,875      $9,994,323      $38,126,999

Gross Profit                    3,923,459        3,553,852       3,453,292       4,394,573       15,325,176

Net Income                        940,723          850,714         755,748         730,809        3,277,994

Primary Earnings Per Share           0.10             0.08            0.08            0.08             0.34

Fully Diluted Earnings
Per Share                     $      0.10       $     0.08      $     0.08      $     0.08      $      0.34



1996                          First             Second          Third           Fourth          Total

Total Revenues                $7,767,427        $8,578,196      $8,929,892      $9,715,867      $34,991,382

Gross Profit                   3,059,062         3,667,177       3,937,010       4,063,098       14,726,347

Net Income                       784,463         1,015,846       1,247,379         992,587        4,040,275

Primary Earnings Per Share          0.09              0.11            0.13            0.10             0.43

Fully Diluted Earnings
Per Share                     $     0.09        $     0.11      $     0.13      $     0.08      $      0.41



See accompanying notes to consolidated financial statements.

Report of Independent Accountants


To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries

Our report on the consolidated financial statements of Blimpie International, Inc. is included on page 50 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 49 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
September 12, 1997

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                                  SCHEDULE II

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


       Column A                Column B               Column C                Column D        Column E
--------------------------------------------------------------------------------------------------------
                                                     Additions
                                              -------------------------
                               Balance at     Charged to      Charged to                      Balance at
                              Beginning of     Cost and         Other                           End of
Description                     Period         Expenses        Account        Deductions        Period
------------------------      ------------    ----------      ----------      ----------      ----------
Year ended June 30, 1997
  Accounts receivable          $ 46,400        $ 78,350           --           $ 42,000        $ 82,750
  Notes receivable               46,656          13,644           --               --            60,300

Year ended June 30, 1996
  Accounts receivable           129,475          52,830           --            135,905          46,400
  Notes receivable               88,390            --             --             41,734          46,656

Year ended June 30, 1995
  Accounts receivable           107,925         117,600           --             96,050         129,475
  Notes receivable              111,622            --             --             23,232          88,390

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

    Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1997.

    Information regarding all of the Company's executive officers is included in
Part I at Item 3a.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.  Financial statements:

         Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

         2.  Financial statement schedule.

         The financial statement schedule filed as part of this report is listed under Part II, Item 8 of this Form 10-K.

         3.  Exhibits:

         The exhibits listed in the accompanying index are filed as part of this report.

Exhibit No.                            Description


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

10.19         Blimpie Retirement Plan 401(k) Profit Sharing Plan*

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

10.42         International Trademark Licensing Agreement among Anthony P.
              Conza, David L. Siegel and the Company*

10.43 Agreement made as of the 18th day of February, 1997 by and between Anthony P. Conza, David L. Siegel and Blimpie International, Inc.**

11            Statement Re Computation of Per Share Earnings.

21            Subsidiaries of the Company*

     The following document has been filed as an Exhibit solely with the Securities and Exchange Commission:

27            Financial Data Schedule

_________________________

* (a copy of which was filed with the Commission on June 30, 1995 as an Exhibit of corresponding number to the Company's Registration Statement on Form SB-2 (Reg. No. 33-93738), and is hereby incorporated herein by this reference).

**   (a copy of which was filed with the Commission on May 12, 1997 as an
Exhibit of corresponding number to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, and is hereby incorporated herein by this reference).


    (b)  Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BLIMPIE INTERNATIONAL, INC.


Dated: September 29, 1997              By:     /s/ Anthony P. Conza
                                          --------------------------------------
                                               Anthony P. Conza, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      PRINCIPAL EXECUTIVE OFFICER


Date:  September   29, 1997                /s/ Anthony P. Conza
                                      ------------------------------------------
                                      Anthony P. Conza, Chairman, President
                                      and Chief Executive Officer

                                      PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


Date:  September  29, 1997                 /s/ Robert S. Sitkoff
                                      ------------------------------------------
                                      Robert S. Sitkoff, Senior Vice President,
                                      Chief Financial Officer and Treasurer


Date:  September  29, 1997                 /s/ David L. Siegel
                                      ------------------------------------------
                                      David L. Siegel, Vice Chairman


Date:  September  29, 1997                 /s/ Patrick J. Pompeo
                                      ------------------------------------------
                                      Patrick J. Pompeo, Director


Date:  September  29, 1997                 /s/ Charles G. Leaness
                                      ------------------------------------------
                                      Charles G. Leaness, Director


Date:  September  29, 1997                 /s/ Alvin Katz
                                      ------------------------------------------
                                      Alvin Katz, Director


Date:  September  29, 1997                 /s/ Harry G. Chernoff
                                      ------------------------------------------
                                      Harry G. Chernoff, Director