Form 10-Q
period 1997-09-30
BLIMPIE INTERNATIONAL INC
filed 1997-11-14
CIK 895477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 1997

      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 9,545,676 shares of the registrant's common stock outstanding as of November 12, 1997.

                              Table of Contents



                                                                   Page No.
                                                                   --------

         PART I.           Financial Information

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets...........  3

                     Condensed Consolidated Statements of Operations.  4

                     Condensed Consolidated Statements of Cash Flows.  4

                     Notes to Financial Statements...................  5

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ..  6

         PART II.    Other Information

         Item 6.     Exhibits and Reports on Form 8-K................ 11

                     Signatures...................................... 12

Item 1. Financial Statements
Blimpie International, Inc. and Subsidiaries


Condensed Consolidated Balance Sheets

                                                                September 30      June 30
Assets                                                                  1997         1997
                                                                 -----------  -----------
                                                                 (Unaudited)
Current
  Cash and cash equivalents                                      $ 3,640,388  $ 3,532,339
  Investments                                                      3,533,860    4,462,253
  Accounts receivable, less allowance for doubtful accounts        2,468,092    2,084,825
  Prepaid expenses and other current assets                          839,754      701,504
  Current portion of notes receivable                                857,596      985,772
                                                                 -----------  -----------
Total Current Assets                                              11,339,690   11,766,693
                                                                 -----------  -----------
Property, Plant and Equipment - at cost
  less accumulated depreciation                                    1,251,089    1,253,003
                                                                 -----------  -----------
Other Assets
  Notes receivable less allowance for doubtful
    accounts and current portion                                   1,671,217    1,518,721
  Investments                                                      4,876,805    3,877,827
  Trademarks - at cost, less accumulated amortization              8,659,121    8,704,472
  Other                                                              622,369      583,633
Total Other Assets                                                15,829,512   14,684,653
                                                                 -----------  -----------
                                                                 $28,420,291  $27,704,349
                                                                 ===========  ===========

Liabilities and Shareholders' Equity
Current
  Accounts payable                                               $ 3,179,804  $ 3,518,657
  Current portion of long-term debt                                    3,786        5,202
  Income taxes payable                                               434,639        7,676
  Dividends payable                                                  333,967           --
  Other current liabilities                                          363,143      473,951
                                                                 -----------  -----------
Total Current Liabilities                                          4,315,339    4,005,486
                                                                 -----------  -----------
Deferred Revenue                                                   1,185,708    1,325,146
                                                                 -----------  -----------
Trademark Obligations                                              3,508,594    3,508,594
                                                                 -----------  -----------
Commitments and Contingencies                                             --           --
Shareholders' Equity
  Common stock, par value $.01 - authorized  20,000,000 shares;
    issued and outstanding 9,541,926 and
    9,525,226 shares, respectively                                    95,419       95,262
  Additional paid-in capital                                       8,295,859    8,209,666
  Retained earnings                                               11,213,479   10,744,290
  Net unrealized gain on marketable securities                        15,893       25,905
                                                                 -----------  -----------
                                                                  19,620,650   19,075,123
  Less: Subscriptions receivable                                     210,000      210,000
                                                                 -----------  -----------
Total Shareholders' Equity                                        19,410,650   18,865,123
                                                                 -----------  -----------
                                                                 $28,420,291  $27,704,349
                                                                 ===========  ===========


See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements
Blimpie International, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
            (Unaudited)

                                                              Three Months Ended September 30
                                                                          1997           1996
                                                                          ----           ----
Revenues
  Continuing fees                                                 $  4,230,469   $  3,655,429
  Subfranchisor fees, master license fees and sale of franchises     1,234,084      1,910,395
  Store equipment sales                                              4,274,235      4,200,534
  Management fees and other income                                     294,341        250,704
                                                                  ------------   ------------
                                                                    10,033,129     10,017,062
                                                                  ------------   ------------
Expenses
  Subfranchisors' share of franchise and continuing fees             2,568,334      2,278,357
  Store equipment cost of sales                                      3,562,385      3,815,246
  Selling, general and administrative expenses                       2,782,693      2,630,783
  Interest expense                                                         209          2,713
                                                                  ------------   ------------
                                                                     8,913,621      8,727,099
                                                                  ------------   ------------
Operating Income                                                     1,119,508      1,289,963
Interest income                                                        182,648        236,760
                                                                  ------------   ------------
Income before income taxes                                           1,302,156      1,526,723
Income taxes                                                           499,000        586,000
                                                                  ------------   ------------
Net Income                                                        $    803,156   $    940,723
                                                                  ============   ============
Earnings per share                                                $       0.08   $       0.10
                                                                  ============   ============

Condensed Consolidated Statements of Cash Flows
            (Unaudited)

                                                             Three Months Ended September 30,
                                                                          1997           1996
                                                                          ----           ----
Cash Flows From Operating Activities
     Net cash provided by operating activities                    $    277,948   $    310,845

Cash Flows From Investing Activities
  Reinvested dividends of available-for-sale securities                 (1,401)        (1,357)
  Purchase of available-for-sale securities                         (1,633,172)            --
  Proceeds from maturities of available-for-sale securities          1,553,976             --
  Purchase of held-to-maturity securities                                   --     (2,053,391)
  Proceeds from maturities of held-to-maturity securities                   --      2,059,050
  Disposal of property, plant and equipment                                 --         10,232
  Acquisition of property, plant and equipment                         (87,886)       (82,169)
                                                                  ------------   ------------
     Net cash used in investing activities                            (168,483)       (67,635)
                                                                  ------------   ------------

Cash Flows From Financing Activities
  Proceeds from stock warrants/options exercised                            --          7,250
  Collections on officer notes receivable for stock purchase                --            922
  Cash dividends paid                                                       --       (332,369)
  Repayment of long-term debt                                           (1,416)        (1,357)
                                                                  ------------   ------------
     Net cash used in financing activities                              (1,416)      (325,554)
                                                                  ------------   ------------

Net increase (decrease) in Cash and Cash Equivalents                   108,049        (82,344)
Cash and Cash Equivalents, at beginning of year                      3,532,339      4,328,468
                                                                  ------------   ------------
Cash and Cash Equivalents, at end of period                       $  3,640,388   $  4,246,124
                                                                  ============   ============

Supplemental Disclosure of Cash flow Information
  Noncash investing and financing activities
  o Dividends declared                                            $    333,967   $         --

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements
Blimpie International, Inc. and Subsidiaries


  Notes To Consolidated Financial Statements
  For the Three Months Ended September 30, 1997 (Unaudited)

  The unaudited interim financial statements should be read in conjunction with the Company's June 30, 1997 Annual Report.

  The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations, changes in shareholders' equity, and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

  No significant events have occurred subsequent to the end of fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report.

  Common Stock

  The weighted average number of common shares outstanding used in the calculation of the earnings per share for the three months ended September 30, 1997 and 1996 were 9,577,241, and 9,841, 647, respectively, as adjusted for the assumed conversion of dilutive common stock equivalents, principally stock options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Results of Operations

The Company's net income decreased 15% to $803,156 for the three months ended September 30, 1997 from $940,723 for the three months ended September 30, 1996. The Company's earnings per share decreased 20% to $.08 per share for the three months ended September 30, 1997 from $.10 per share for the three months ended September 30, 1996. Such decreases are attributable to the decreases in subfranchise and master license fees which are discussed below.

The Company's continuing fees derived from domestic franchises increased 16% to $4,208,959 for the three months ended September 30, 1997 from $3,641,340 for the three months ended September 30, 1996. During these same periods continuing fees derived from international franchises increased to $21,510 from $14,089. These increases are directly attributable to the greater number of total open outlets as compared to the same period ended 1996.

Revenue from subfranchise, master license and franchise fees for the three months ended September 30, 1997 decreased 35% to $1,234,084 from $1,910,395 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                Three Months Ended September 30,
                                                                1997        1996

SUBFRANCHISE FEES - DOMESTIC:
Existing Subfranchise Expansions                          $    1,869  $  175,292
Principal Payments Recognized on Deferred
    Subfranchise Notes                                        11,791      14,183
Annual Renewal Term Payments Recognized                      116,548      58,948
Deferred Subfranchise Fees Recognized                         63,275     258,749
                                                          ----------  ----------

      TOTAL SUBFRANCHISE FEES                             $  193,483  $  507,172
                                                          ----------  ----------


MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                                 $   82,000  $  361,950
Lump Sum Payments Recognized in Current Fiscal Year          120,293     317,500
                                                          ----------  ----------

      TOTAL MASTER LICENSE FEES                           $  202,293  $  679,450
                                                          ----------  ----------

FRANCHISE FEES RECOGNIZED:
Domestic                                                  $  823,309  $  723,773
International                                                 15,000         -0-
                                                          ----------  ----------


      TOTAL FRANCHISE FEES                                $  838,309  $  723,773
                                                          ----------  ----------

      TOTAL SUBFRANCHISE, MASTER LICENSE
      & FRANCHISE FEES                                    $1,234,085  $1,910,395
                                                          ----------  ----------

Total revenue from subfranchise fees decreased 62% to $193,483 for the three months ended September 30, 1997 from $507,172 for the three months ended September 30, 1996. During the three months ended September 30, 1997 and September 30, 1996, the Company neither granted nor derived any revenue from any new domestic subfranchises. In addition, during the three months ended September 30, 1997, the Company recognized $11,791 in principal payments received on deferred subfranchise notes due from existing subfranchisors and recognized $116,548 in annual renewal term options exercised by nine subfranchisors, as compared to $14,183 recognized in principal payments received on deferred subfranchise notes and $58,948 recognized in annual renewal term options exercised by six subfranchisors during the three months ended September 30, 1996. The decrease in recognition of principal payments received on deferred subfranchise notes and the increase in recognition of annual renewal term options are directly related to the previously reported change in policy during fiscal 1995 of issuing annual renewable subfranchise agreements rather than long term agreements. During the three months ended September 30, 1997, the Company recognized $63,275 of deferred subfranchise fees, with respect to two subfranchises operating under the prior agreements discussed above, that had sufficiently matured, while during the same period in 1996, the Company was able to recognize $258,749 in deferred subfranchise fees with respect to four subfranchises.

As in the previous fiscal year, the Company is continuing to place substantial emphasis on the international market. During the three months ended September 30, 1997, the Company granted development rights for Panama and the Canadian province of Manitoba and received fees with respect to these agreements totaling $82,000. During this same period ended 1996, the Company granted development rights for Argentina, Uruguay, Saudi Arabia, United Arab Emirates, Bahrain, Oman, Qatar and Kuwait, and received fees with respect to these agreements totaling $361,950. The Company will continue to place substantial emphasis on the international market, although the international market has not developed as rapidly as expected with regard to master license fees and outlet openings.

Total franchise fees recognized increased 14% to $823,309 for the three months ended September 30, 1997 from $723,773 for the three months ended September 30, 1996. This increase is attributable to the increase to 113 outlets (36 traditional and 77 new-concept) opened during the three months ended September 30, 1997, from 104 outlets (40 traditional and 64 new-concept) opened during the comparable period ended 1996.

During the three months ended September 30, 1997, store equipment sales increased slightly to $4,274,235 from $4,200,534 for the same period ended 1996. This increase is attributable to price increases implemented by the Company's equipment sales department in July 1997, rather than an increase in volume. Due to the success and experience acquired from selling equipment to Blimpie franchisees, the Company has expanded its equipment sales department in Houston in order to sell equipment to franchisees of other chains. This expansion is being undertaken through BI Concept Systems, Inc., a wholly owned subsidiary.

Increases in the compensation received for providing operational, marketing and staff support to various subfranchisors, master licensors and franchisees resulted in an increase in the Company's management fees and other income by 17% to $294,341 for the period ended September 30, 1997 from $250,704 for the same period ended 1996.

Subfranchisors' share of continuing and franchise fees increased 13% to $2,568,334 for the three months ended September 30, 1997 from $2,278,357 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                Three Months Ended September 30,
                                                             1997           1996
SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF CONTINUING FEES:
Domestic                                               $2,118,454     $1,756,301
International                                               7,442          6,127
                                                       ----------     ----------

      TOTAL SUBFRANCHISORS'/MASTER
      LICENSORS' SHARE OF CONTINUING FEES              $2,125,896     $1,762,428
                                                       ----------     ----------

SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF FRANCHISE FEES:
Domestic                                               $  241,413     $  214,389
International                                               1,880            -0-
                                                       ----------     ----------

      TOTAL SUBFRANCHISORS' SHARE OF
      FRANCHISE FEES                                   $  243,293     $  214,389
                                                       ----------     ----------

TRADEMARK LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES:
Domestic                                               $  154,389     $  179,671
International                                              44,756        121,869
                                                       ----------     ----------

      TOTAL TRADEMARK LICENSE FEES ON
      CONTINUING, FRANCHISE, MASTER
      LICENSE & SUBFRANCHISE FEES                      $  199,145     $  301,540
                                                       ----------     ----------

      TOTAL SUBFRANCHISORS'/MASTER
      LICENSORS' SHARE OF CONTINUING &
      FRANCHISE FEES AND TRADEMARK
      LICENSE FEES ON CONTINUING,
      FRANCHISE, MASTER LICENSE &
      SUBFRANCHISE FEES                                $2,568,334     $2,278,357
                                                       ----------     ----------

Total subfranchisors' share of domestic continuing fees increased 21% to $2,118,454 for the three months ended September 30, 1997 from $1,756,301 for the same period ended 1996. This increase is directly related to the increase in the revenue derived from continuing fees discussed above.

By reason of the above-mentioned increase in domestic franchise fees, the subfranchisors' share thereof also increased 13% to $241,413 for the period ended September 30, 1997 from $214,389 for the same period ended 1996.

Trademark license fee obligations owed to Metropolitan Blimpie, Inc. ("MBI"), an unaffiliated corporation, on certain domestic and international continuing, franchise, master license and subfranchise fees decreased 34% to $199,145 for the three months ended September 30, 1997 from $301,540 for the same period ended 1996. This decrease is the direct result of the decreases in revenue derived from subfranchise and master license fees.

As a result of a decrease in the volume of equipment sales processed during the three months ended

September 30, 1997, as compared to the same period ended 1996, s tore equipment cost of sales decreased slightly to $3,562,385 from $3,815,246 for the same period ended 1996.

Selling, general and administrative expenses rose slightly to $2,782,693 during the three months ended September 30, 1997 as compared to $2,630,783 for the same period ended 1996.

Interest income for the three months ended September 30, 1997 decreased 23% to $182,648 from $236,760 for the same period ended 1996. This decrease was the result of the selling of a portion of the U.S. Treasury notes owned by the Company to purchase a portion of the international trademarks and service marks in February 1997.

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.3% and 38.4% for the three months ended September 30, 1997 and 1996, respectively.

Investments under current assets decreased 21% to $3,533,860 at September 30, 1997 from $4,462,253 at June 30, 1997. Investments under other assets increased 26% to $4,876,805 at September 30, 1997 from $3,877,827 at June 30, 1997. Such decrease and increase, respectively, are the result of the maturation and two year renewal of a U.S. Treasury note in July 1997. As a result thereof, the Treasury note was reclassified from current assets to long-term assets.

Current accounts receivable, less allowance for doubtful accounts, increased 18% to $2,468,092 at September 30, 1997 from $2,084,825 at June 30, 1997. The
Company's current portion of notes receivable decreased 13% to $857,596 at September 30, 1997 from $985,772 at June 30, 1997. During these same periods, deferred revenue decreased 11% to $1,185,708 from $1,325,146. Said increase and decrease, respectively were the direct result of the previously reported policy adopted during fiscal 1995 of issuing annual renewable subfranchise agreements in lieu of long term agreements.

The Company's prepaid expenses and other current assets increased 20% to $839,754 at September 30, 1997 from $701,504 at June 30, 1996. This increase was the result of an increase in the Company's store equipment inventory, for subsequent resale.

Notes receivable less allowance for doubtful accounts and current portion increased 10% to $1,671,217 at September 30, 1997 from $1,518,721 at June 30,
1997. This increase was the result of the increase in the participation in equipment leases to its franchisees.

The Company's accounts payable decreased 10% to $3,179,804 at September 30, 1997 from $3,518,657 at June 30, 1997. This decrease resulted from the Company's utilization of cash received to pay equipment vendors on a current basis.

Dividends payable increased to $333,967 at September 30, 1997 from $0 at June 30, 1997. This was the result of recording the cash dividend to be paid on October 15, 1997 to shareholders of record on October 1, 1997 which was declared on September 15, 1997.

Income taxes payable at September 30, 1997 increased to $434,639 from $7,676 at June 30, 1997. This increase was the result of the accrual for income taxes payable based on the net income for the three months ended September 30, 1997.

Liquidity and Capital Resources

During the three months ended September 30, 1997, the Company did not incur any material capital commitments. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at September 30, 1997 was in excess of 2.6:1.

The Company generated cash flows from operating activities of $277,948 and $310,845 for the three months ended September 30, 1997 and 1996, respectively. The decrease of $32,897 was the result of increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable, which were partially offset by an increase in income taxes payable.

Net cash flows used in investing activities during the three months ended September 30, 1997 and 1996 totaled $168,483 and $67,635, respectively. The increase of $100,848 was the result of a U.S. Treasury note which matured in July 1997, being renewed for two years.

During the three months ended September 30, 1997 and 1996 the Company used $1,416 and $325,554, respectively in net cash flows from financing activities. This decrease of $324,138 was the result of the fact that the first cash dividend payment for fiscal year ending June 30, 1998 occurred on October 15, 1997 as opposed to the first cash dividend payment for fiscal year ended June 30, 1997 occurred on September 17, 1996.

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

With the constant modernization of the Company's computer systems, and significant upgrades during fiscal 1997 and 1996, the Company does not expect the Impact of Year 2000 to have a material effect on existing systems.

PART II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K

               a.    Exhibits

               The exhibits listed below are filed as part of this report.

Exhibit 10.44 Agreement made as of the 29th day of October 1997 by and between Maui Tacos International. Inc., Blimpie International., Inc., Lumi Kuke Partnership, Lau, Lau, Inc., Mark Eliman, Shep Gordon, No Lava, Inc., Robert Sitkoff and Yvonne Downes.

Exhibit 27     Financial Data Schedule (filed only with the Commission)

               b.    Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                    Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BLIMPIE International, Inc.



Dated:  November 14, 1997         By:         /s/ Joanne Guarnieri
                                       -------------------------------------
                                        Joanne Guarnieri, Vice President and
                                        Chief (Accounting) Financial Officer