Form 10-K/A
period 1997-06-30
BLIMPIE INTERNATIONAL INC
filed 1997-11-25
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "Report") to correct typographical and EDGAR conversion errors appearing in the Report at Item 6, Selected Financial Data, and in Notes 2, 3, 15 and 17 of registrant's audited financial statements appearing in the Report at Item 8, Financial Statements.

                           BLIMPIE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-21036

          New Jersey                                      13-2908793
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                        740 Broadway, New York, NY 10003
              (Address and Zip Code of Principal Executive Offices)

                  Registrant's Telephone Number: (212) 673-5900

                                    Signature

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BLIMPIE INTERNATIONAL, INC.


Dated: November 25, 1997    By:              /s/ Joanne Guarnieri
                               -------------------------------------------------
                                     Joanne Guarnieri, Vice President and
                                Chief Financial Officer (Principal Financial and
                                               Accounting Officer)

Item 6. SELECTED FINANCIAL DATA

                                              Fiscal Years Ended June 30,
                                     -------------------------------------------
                                     1997    1996     1995      1994      1993
                                     ----    ----     ----      ----      ----
                                     (Dollars in 000's, Except Per Share and
                                                 Outlets Open Data)

Revenues                           $38,127  $34,991  $26,374  $16,090   $11,800

Continuing Fees                     15,391   12,465    8,734    6,017     4,310

Net Income                           3,278    4,040    2,340    1,383     1,049

Primary Earnings Per Share         $  0.34  $  0.43  $  0.27  $  0.16   $  0.14*

Fully Diluted Earnings Per         $  0.34  $  0.41  $  0.27  $  0.16   $  0.14*
Share

Total Assets                       $27,704  $21,823  $15,252  $11,170   $ 7,876

Long Term Debt                         -0-        5       13       19        24

Long Term Trademark                  3,509      -0-      -0-      -0-       -0-
Obligations

Total Shareholders' Equity          18,865   15,675    7,308    5,311     3,376

Cash Dividends Declared Per        $  0.07  $  0.06  $  0.05  $  0.02*  $ 0.017*
Common Share

Outlets Open                         1,684    1,407      986      674       499

----------
*     Adjusted to account for three for two stock split implemented in March
      1994.

Item 8. FINANCIAL STATEMENTS

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

      Initial fees from the awarding of individual franchises are deferred and recorded as revenue when the franchisee's restaurant is opened. Expenses associated with site selection, real estate, training, commissions and design are deferred and charged to expense when the initial fees are recognized. Continuing fees from franchised restaurants are recorded as revenue when earned.

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

Earnings per Share and Per Share Amounts

      Primary and fully diluted earnings per share amounts are computed on the weighted average number of shares outstanding, 9,517,462 in 1997, 9,372,447 in 1996 and 8,573,797 in 1995, adjusted for the assumed conversion of dilutive common stock equivalents, principally stock options.

Common Stock

      On January 10, 1995, the shareholders approved an increase in the authorized common stock from 10,000,000 shares to 20,000,000. On August 11, 1995, the Company issued 862,500 additional shares of common stock (see Note 16).

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

Note 3: Investments

      The following is a summary of available-for-sale securities included in investments as of June 30:

1997                                                    Unrealized          Fair
                                               Cost   Gain (Losses)        Value
                                               ----   -------------        -----
Available-for-Sale Securities:
  Current
           Common stock                $     60,969   $     19,508   $    80,477
           Preferred stock                  178,765          4,968       183,733
           Mutual funds                     124,986         (1,401)      123,585
           U. S. Government securities    4,071,628          3,952     4,075,580
                                       ------------   ------------   -----------
                                       $  4,436,348   $     27,027   $ 4,463,375
                                       ============   ------------   ===========
  Long-Term
           U.S. Government securities     3,877,827         (1,122)    3,876,705
                                       ------------   ------------   -----------
                                       $  8,314,175   $     25,905   $ 8,340,080
                                       ============   ============   ===========

1997                                                    Unrealized          Fair
                                               Cost   Gain (Losses)        Value
                                               ----   -------------        -----
Available-for-Sale Securities:
  Current
           Common stock                $     86,362   $     (1,230)  $    85,132
           Preferred stock                  255,896         (2,818)      253,078
           Mutual funds                      86,829            458        87,287
                                       ------------   ------------   -----------
                                       $    429,087   $     (3,590)  $   425,497
                                       ============   ============   ===========

Held-to-Maturity Securities:
  Current
           U.S. Government securities  $  5,005,453   $    (18,340)  $ 4,987,113
  Long-Term
           U.S. Government securities     6,016,014         (7,114)    6,008,900
                                       ------------   ------------   -----------
                                       $ 11,021,467   $    (25,454)  $10,996,013
                                       ============   ============   ===========

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

                                                                      No. of
                                     Revenue            Costs         Units
                                     -------            -----         -----
      Balance June 30, 1994       $ 2,506,880       $ 1,728,311        368
      Franchises awarded            4,775,377         3,679,125        792
      Revenue recognized           (3,276,524)       (2,425,533)      (451)
                                  -----------       -----------       ----
      Balance June 30, 1995         4,005,733         2,981,903        709
      Franchises awarded            3,881,419         3,019,592        774
      Revenue recognized           (3,991,459)       (3,091,749)      (605)
                                  -----------       -----------       ----
      Balance June 30, 1996         3,895,693         2,909,746        878
      Franchises awarded            3,356,041         2,612,079        632
      Revenue recognized           (3,710,820)       (2,833,585)      (737)
                                  -----------       -----------       ----
      Balance June 30, 1997       $ 3,540,914       $ 2,688,240        773
                                  ===========       ===========       ====

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

                                                  Revenue
                                                  -------
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
                                               ===========

Note 17: Quarterly Information (Unaudited)

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