Form 10-Q
period 1997-12-31
BLIMPIE INTERNATIONAL INC
filed 1998-02-11
CIK 895477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended December 31, 1997

      OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

E
      For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 9,548,726 shares of the registrant's common stock outstanding as of February 9, 1998.

                                Table of Contents

                                                                        Page No.
                                                                        --------
PART I.           Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets ............................ 3

            Condensed Consolidated Statements of Operations .................. 4

            Condensed Consolidated Statements of Cash Flows................... 4

            Notes to Financial Statements .................................... 5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................... 6

PART II.    Other Information

Item 4.     Submission of Matters to a Vote of Shareholders ..................13

Item 6.     Exhibits and Reports on Form 8-K .................................13

            Signatures .......................................................14

Blimpie International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                         December 31            June 30
Assets                                                                                          1997               1997

Current
   Cash and cash equivalents                                                             $ 3,354,437        $ 3,532,339
   Investments                                                                             4,061,582          4,462,253
   Accounts receivable, less allowance for doubtful accounts                               2,150,305          2,084,825
   Equipment inventory                                                                       510,240            247,114
   Prepaid expenses and other current assets                                                 472,285            454,390
   Current portion of notes receivable                                                       846,968            985,772
                                                                                         -----------        -----------
Total Current Assets                                                                      11,395,817         11,766,693
                                                                                         -----------        -----------
Property, Plant and Equipment - at cost  less accumulated depreciation                     1,212,038          1,253,003
                                                                                         -----------        -----------
Other Assets
   Notes receivable less allowance for doubtful accounts and current portion               1,510,500          1,518,721
   Investments                                                                             4,381,905          3,877,827
   Trademarks - at cost, less accumulated amortization                                     8,658,719          8,704,472
   Other                                                                                     707,753            583,633
                                                                                         -----------        -----------
Total Other Assets                                                                        15,258,877         14,684,653
                                                                                         -----------        -----------
                                                                                         $27,866,732        $27,704,349
                                                                                         ===========        ===========
Liabilities and Shareholders' Equity

Current
   Accounts payable                                                                      $ 2,433,805        $ 3,518,657
   Current portion of long-term debt                                                           2,986              5,202
   Income taxes payable                                                                      318,075              7,676
   Other current liabilities                                                                 284,264            473,951
                                                                                         -----------        -----------
Total Current Liabilities                                                                  3,039,130          4,005,486
                                                                                         -----------        -----------
Deferred Revenue                                                                           1,129,130          1,325,146
                                                                                         -----------        -----------
Trademark Obligations                                                                      3,508,594          3,508,594
                                                                                         -----------        -----------
Commitments and Contingencies                                                                   --                 --
Shareholders' Equity
   Common stock, par value $.01 - authorized  20,000,000 shares;
     issued and outstanding 9,545,676 and 9,526,226 shares, respectively                      95,457             95,262
   Additional paid-in capital                                                              8,308,009          8,209,666
   Retained earnings                                                                      11,974,580         10,744,290
   Net unrealized gain on marketable securities                                               21,832             25,905
                                                                                         -----------        -----------
                                                                                          20,399,878         19,075,123
   Less: Subscriptions receivable                                                            210,000            210,000
                                                                                         -----------        -----------
Total Shareholders' Equity                                                                20,189,878         18,865,123
                                                                                         -----------        -----------
                                                                                         $27,866,732        $27,704,349
                                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                Three months ended               Six months ended
                                                                                     December 31                    December 31
                                                                                1997            1996           1997           1996
                                                                                ----            ----           ----           ----
Revenues
   Continuing fees                                                           $4,166,584    $ 3,565,320    $ 8,397,053    $ 7,220,749
   Subfranchisor fees, master license fees, sale of franchises                  898,841      1,306,370      2,132,926      3,216,765
   Store equipment sales                                                      4,243,993      3,870,975      8,518,228      8,071,508
   Management fees and other income                                             344,562        444,074        638,902        694,779
                                                                             ----------    -----------    -----------    -----------
                                                                              9,653,980      9,186,739     19,687,109     19,203,801
                                                                             ----------    -----------    -----------    -----------
Expenses
   Subfranchisors' share of franchise and continuing fees                     2,383,583      2,298,628      4,951,917      4,576,985
   Store equipment cost of sales                                              3,485,960      3,334,259      7,048,344      7,149,505
   Selling, general and administrative expenses                               2,759,308      2,446,366      5,542,002      5,077,150
   Interest expense                                                                  57            772            266          3,485
                                                                             ----------    -----------    -----------    -----------
                                                                              8,628,908      8,080,025     17,542,529     16,807,125
                                                                             ----------    -----------    -----------    -----------
Operating Income                                                              1,025,072      1,106,714      2,144,580      2,396,676
Interest income                                                                 202,518        271,000        385,166        507,761
                                                                             ----------    -----------    -----------    -----------
Income before income taxes                                                    1,227,590      1,377,714      2,529,746      2,904,437
Income taxes                                                                    466,000        527,000        965,000      1,113,000
                                                                             ----------    -----------    -----------    -----------
Net Income                                                                   $  761,590    $   850,714    $ 1,564,746    $ 1,791,437
                                                                             ==========    ===========    ===========    ===========
Basic earnings per share                                                     $     0.08    $      0.09    $      0.16    $      0.19
                                                                             ==========    ===========    ===========    ===========
Diluted earnings per share                                                   $     0.08    $      0.09    $      0.16    $      0.18
                                                                             ==========    ===========    ===========    ===========

Condensed Consolidated Statements of Cash Flows
     (Unaudited)

                                                             Six months ended December 31,
                                                                   1997         1996
                                                                   ----         ----
Cash Flows From Operating Activities
   Net cash provided by operating activities                   $   394,656   $ 1,126,637
Cash Flows From Investing Activities
   Reinvested dividends of available-for-sale securities            (2,753)       (3,566)
   Purchase of available-for-sale securities                    (2,338,002)         --
   Proceeds from maturities of available-for-sale securities     2,233,275          --
   Purchase of held-to-maturity securities                            --      (2,233,621)
   Proceeds from maturities of held-to-maturity securities            --       2,239,215
   Disposal of property, plant and equipment                          --          10,232
   Acquisition of property, plant and equipment                   (140,594)     (390,676)
                                                               -----------   -----------
        Net cash used in investing activities                     (248,074)     (378,416)
                                                               -----------   -----------
Cash Flows From Financing Activities
   Proceeds from stock warrants/options exercised                   12,188        12,350
   Collections on officer notes receivable for stock purchase         --          41,841
   Cash dividends paid                                            (334,456)     (332,369)
   Repayment of long-term debt                                      (2,216)       (3,136)
                                                               -----------   -----------
        Net cash used in financing activities                     (324,484)     (281,314)
                                                               -----------   -----------
Net increase (decrease) in Cash and Cash Equivalents              (177,902)      466,907
Cash and Cash Equivalents, at beginning of year                  3,532,339     4,328,468
                                                               -----------   -----------
Cash and Cash Equivalents, at end of period                    $ 3,354,437   $ 4,795,375
                                                               ===========   ===========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries

Notes To Consolidated Financial Statements
For the Six Months Ended December 31, 1997 (Unaudited)

The unaudited interim financial statements should be read in conjunction with the Company's June 30, 1997 Annual Report.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of December 31, 1997 and the results of operations, changes in shareholders' equity, and cash flows for the three and six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report.

Earnings per Share

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share." Prior year amounts have been restated in accordance with this Statement. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if options were exercised. The following table calculates basic earnings per share and diluted earnings per share for the periods indicated:

                                       Three months ended      Six months ended
                                           December 31,          December 31,
                                        1997         1996      1997        1996
                                        ----         ----      ----        ----
Net Income                          $  761,590  $  850,714  $1,564,746  $1,791,437
Average common shares outstanding    9,545,388   9,521,863   9,543,657   9,508,841
                                    ----------  ----------  ----------  ----------
Basic earnings per share            $     0.08  $     0.09  $     0.16  $     0.19
                                    ==========  ==========  ==========  ==========


Net Income                          $  761,590  $  850,714  $1,564,746  $1,791,437
Average common shares outstanding    9,545,388   9,521,863   9,543,657   9,508,841
Add - Options exercisable               25,013     310,521      25,013     310,521
                                    ----------  ----------  ----------  ----------
Average diluted shares outstanding   9,570,401   9,832,384   9,568,670   9,819,362
                                    ----------  ----------  ----------  ----------
Diluted earnings per share          $     0.08  $     0.09  $     0.16  $     0.18
                                    ==========  ==========  ==========  ==========

Commitments and Contingencies

On October 29, 1997 an agreement was signed between Blimpie International, Inc. and Maui Tacos International, Inc. Blimpie International, Inc. shall invest $10,000 as a capital contribution and shall loan the sum of $240,000 to Maui Tacos International, Inc., to be repaid in five years. Blimpie International, Inc. may thereafter loan up to $1,250,000 to Maui Tacos International, Inc., also to be repaid in five years.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 1997 Compared with Three and Six Month Periods Ended December 31, 1996

Results of Operations

The Company's net income decreased 10% to $761,590 for the three months ended December 31, 1997 from $850,714 for the three months ended December 31, 1996. The Company's basic and diluted earnings per share decreased 11% to $.08 per share for the three months ended December 31, 1997 from $.09 for the same period ended 1996. The Company's net income decreased 13% to $1,564,746 for the six months ended December 31, 1997 from $1,791,437 for the same period ended 1996. The Company's basic earnings per share decreased 16% to $.16 per share for the six months ended December 31, 1997 from $.19 per share for the six months ended December 31, 1996. During these same periods, diluted earnings per share decreased 11% to $.16 from $.18. Such decreases are attributable to the decreases in subfranchise, master license and franchise fees, and the increase in selling, general and administrative expenses, all of which are discussed below.

The Company's continuing fees derived from domestic franchises increased 17% to $4,134,634 for the three months ended December 31, 1997 from $3,530,082 for the three months ended December 31, 1996. During the six months ended December 31, 1997, continuing fees derived from domestic franchises increased 16% to $8,343,593 from $7,171,422 for the six months ended December 31, 1996. These increases are directly attributable to the increase in total domestic open outlets at December 31, 1997 to 1,796 from 1,555 at December 31, 1996.

Revenue from subfranchise, master license and franchise fees for the three months ended December 31, 1997 decreased 31% to $898,841 from $1,306,370 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                 Three Months Ended December 31,
                                                        1997         1996
                                                        ----         ----

SUBFRANCHISE FEES - DOMESTIC:
Existing Subfranchise Expansions                     $ 59,202     $   60,000
Principal Payments Recognized on Deferred
    Subfranchise Notes                                    -0-         10,465
Annual Renewal Term Payments Recognized                88,647         31,851
                                                     --------     ----------

           TOTAL SUBFRANCHISE FEES                   $147,849     $  102,316
                                                     --------     ----------

MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                                $-0-     $  335,000
Lump Sum Payments Recognized in Current Fiscal Year    10,000            -0-
                                                     --------     ----------

           TOTAL MASTER LICENSE FEES                 $ 10,000     $  335,000
                                                     --------     ----------

FRANCHISE FEES RECOGNIZED:
Domestic                                             $723,618     $  856,118

International                                          17,374         12,936
                                                     --------     ----------
           TOTAL FRANCHISE FEES                      $740,992     $  869,054
                                                     --------     ----------

           TOTAL SUBFRANCHISE, MASTER LICENSE
           & FRANCHISE FEES                          $    898     $1,306,370
                                                     ========     ==========

Revenue from subfranchise, master license and franchise fees for the six months ended December 31, 1997 decreased 34% to $2,132,926 from $3,216,765 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                   Six Months Ended December 31,
                                                        1997           1996
                                                        ----           ----
SUBFRANCHISE FEES - DOMESTIC:
Existing Subfranchise Expansions                     $   61,071     $  235,292

Principal Payments Recognized on Deferred
    Subfranchise Notes                                   11,791         24,648
Annual Renewal Term Payments Recognized                 205,195         90,799
Deferred Subfranchise Fees Recognized                    63,275        258,749
                                                     ----------     ----------

           TOTAL SUBFRANCHISE FEES                   $  341,332     $  609,488
                                                     ----------     ----------

MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                            $   82,000     $  696,950
Lump Sum Payments Recognized in Current Fiscal Year     130,293        317,500
                                                     ----------     ----------


           TOTAL MASTER LICENSE FEES                 $  212,293     $1,014,450
                                                     ----------     ----------

FRANCHISE FEES RECOGNIZED:
Domestic                                             $1,546,927     $1,579,891
International                                            32,374         12,936
                                                     ----------     ----------

           TOTAL FRANCHISE FEES                      $1,579,301     $1,592,827
                                                     ----------     ----------

           TOTAL SUBFRANCHISE, MASTER LICENSE
           & FRANCHISE FEES                          $2,132,926     $3,216,765
                                                     ----------     ----------

Total revenue from subfranchise fees decreased 44% to $341,332 for the six months ended December 31, 1997 from $609,488 for the six months ended December 31, 1996. During the three and six months ended December 31, 1997 and December 31, 1996, the Company neither granted nor derived any revenue from any new domestic subfranchises. During the six months ended December 31, 1997, four domestic subfranchisors expanded and the Company received $61,071 in fees in connection therewith, compared to the same six month period ended 1996, in which nine domestic subfranchisors expanded and the Company received $235,292 in fees in connection therewith. Such decreases resulted from the substantial achievement of the Company's goal of saturating the domestic market with subfranchises. In addition, during the six months ended December 31, 1997 the Company recognized $205,195 in annual renewal term options exercised by 13 subfranchisors, as compared to $90,799 in annual renewal term options exercised by ten subfranchisors during the same period ended 1996. Such increase is directly related to the previously reported change in policy during fiscal 1995 of issuing annual renewable subfranchise agreements rather than long term agreements. During the six months ended December 31, 1997, the Company recognized $63,275 of deferred subfranchise fees, with respect to two subfranchises operating under the prior agreements discussed above, that had sufficiently matured, while during the same period in 1996, the Company was able to recognize $258,749 in deferred subfranchise fees with respect to four subfranchises.

As in the previous fiscal year, the Company is continuing to place substantial emphasis on the international market. During the three months ended December 31, 1997, the Company neither granted nor derived any revenue from any new international grants, compared to the same period ended 1996, in which the Company granted international development rights for five countries and received $335,000 in fees in connection therewith. During the six months ended December 31, 1997, the Company granted development rights for Panama and the Canadian province of Manitoba and received fees with respect to these agreements totaling $82,000, compared to the same period ended 1996, in which the Company granted international development rights for 13 countries and received $696,950 in fees in connection therewith. The Company will continue to place substantial emphasis on the international market, although the international market has not developed as rapidly as expected with regard to master license fees and outlet openings.

Total domestic franchise fees recognized decreased 15% to $723,618 for the three months ended December 31, 1997 from $856,118 for the three months ended December 31, 1996. This decrease is attributable to the decrease in the number of outlets opened to 102 for the three months ended December 31, 1997 from 116 for the same period ended 1996. During the six months ended December 31, 1997, total domestic franchise fees recognized decreased 2% to $1,546,927 from $1,579,891 for the same period ended 1996. This decrease is attributable to the decrease in the number of outlets opened to 215 for the six months ended December 31, 1997 from 220 for the same period ended 1996.

The Company believes the decreases in subfranchise fees, domestic franchise fees and the number of outlets opened are the result of the saturation of the domestic market with subfranchisors and the maturing of the convenience store segment of the new-concept marketplace. The Company implemented several new initiatives during the three months ended December 31, 1997 to encourage future revenue growth. One such initiative has realigned the Company's franchise support system in order to more effectively assist the subfranchisors in developing their territories, selling franchises and opening more outlets. Two other initiatives involve the development and introduction of two new franchise brands, Maui Tacos International, Inc. ("MTII") and Pasta Central, Inc. ("PCI"). The Company plans to introduce these new brands during the remainder of fiscal 1998. MTII will be the Company's offering in the second fastest-growing food category of "Maui-Mex" menu items. PCI will provide the Company with an entry into the fastest growing market in the restaurant/food service industry, the "home meal replacement" category. The Company plans to develop these two new brands similarly to the development of Blimpie outlets, which should increase revenue derived from continuing fees, subfranchise fees, franchise fees and equipment sales and subsequently increase net income. No assurances can be given, however, that any such development or initiative would generate increased revenue or net income.

During the three months ended December 31, 1997, store equipment sales increased 10% to $4,243,993 from $3,870,975 for the same period ended 1996. During the six months ended December 31, 1997, store equipment sales increased 6% to $8,518,228 from $8,071,508. These increases are attributable to price increases implemented by the Company's equipment sales department in July 1997, rather than an increase in volume. Due to the success and experience acquired from selling equipment to Blimpie franchisees, the Company has expanded its equipment sales department in Houston in order to sell equipment to franchisees of other chains. This expansion is being undertaken through B I Concept Systems, Inc., a wholly owned subsidiary.

Management fees and other income for the three months ended December 31, 1997 decreased 22% to $344,562 from $444,074 for the same period ended December 31, 1996. During the six months ended December 31, 1997, management fees and other income decreased 8% to $638,902 from $694,779 for the same period ended December 31, 1996. These decreases resulted from the January 1997 relocation of one of the Company's subfranchisors who had previously been sharing office space in the Atlanta office, thereby reducing the fees the Company was receiving for reimbursement of a portion of office expenses.

Subfranchisors' share of continuing and franchise fees increased 4% to $2,383,583 for the three months ended December 31, 1997 from $2,298,628 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                 Three Months Ended December 31,
                                                      1997           1996
                                                      ----           ----
SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF CONTINUING FEES:
Domestic                                            $1,997,004    $1,766,329
International                                           11,353        15,931
                                                    ----------    ----------

           TOTAL SUBFRANCHISORS'/MASTER
           LICENSORS' SHARE OF CONTINUING FEES      $2,008,357    $1,782,260
                                                    ----------    ----------

SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF FRANCHISE FEES:
Domestic                                            $  144,003    $  200,771
International                                            4,089         2,543
                                                    ----------    ----------

           TOTAL SUBFRANCHISORS' SHARE OF
           FRANCHISE FEES                           $  148,092    $  203,314
                                                    ----------    ----------

TRADEMARK LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES:
Domestic                                            $  165,605    $   84,623
International                                           61,529       228,431
                                                    ----------    ----------

           TOTAL TRADEMARK LICENSE FEES ON
           CONTINUING, FRANCHISE, MASTER
           LICENSE & SUBFRANCHISE FEES              $  227,134    $  313,054
                                                    ----------    ----------

           TOTAL SUBFRANCHISORS'/MASTER
           LICENSORS' SHARE OF CONTINUING &
           FRANCHISE FEES AND TRADEMARK
           LICENSE FEES ON CONTINUING,
           FRANCHISE, MASTER LICENSE &
           SUBFRANCHISE FEES                        $2,383,583    $2,298,628
                                                    ==========    ==========

Subfranchisors' share of continuing and franchise fees increased 8% to $4,951,917 for the six months ended December 31, 1997 from $4,576,985 for the same period ended 1996. The following table sets forth an analysis of the components of such fees.

                                                   Six Months Ended December 31,
                                                       1997          1996
                                                       ----          ----

SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF CONTINUING FEES:
Domestic                                            $4,115,458    $3,522,630
International                                           18,795        22,058
                                                    ----------    ----------

           TOTAL SUBFRANCHISORS'/MASTER
           LICENSORS' SHARE OF CONTINUING FEES      $4,134,253    $3,544,688
                                                    ----------    ----------

SUBFRANCHISORS'/MASTER LICENSORS' SHARE
   OF FRANCHISE FEES:
Domestic                                            $  385,416    $  415,160
International                                            5,969         2,543
                                                    ----------    ----------

           TOTAL SUBFRANCHISORS' SHARE OF
           FRANCHISE FEES                           $  391,385    $  417,703
                                                    ----------    ----------

TRADEMARK LICENSE FEES ON CONTINUING,
FRANCHISE, MASTER LICENSE &
SUBFRANCHISE FEES:
Domestic                                            $  319,994    $  264,294
International                                          106,285       350,300
                                                    ----------    ----------

           TOTAL TRADEMARK LICENSE FEES ON
           CONTINUING, FRANCHISE, MASTER
           LICENSE & SUBFRANCHISE FEES              $  426,279    $  614,594
                                                    ----------    ----------

           TOTAL SUBFRANCHISORS'/MASTER
           LICENSORS' SHARE OF CONTINUING &
           FRANCHISE FEES AND TRADEMARK
           LICENSE FEES ON CONTINUING,
           FRANCHISE, MASTER LICENSE &
           SUBFRANCHISE FEES                        $4,951,917    $4,576,985
                                                    ==========    ==========

Total subfranchisors' share of domestic continuing fees increased 13% to $1,997,004 for the three months ended December 31, 1997 from $1,766,329 for the same period ended 1996. During the six months ended December 31, 1997, the subfranchisors' share of domestic continuing fees increased 17% to $4,115,458 from $3,522,630 for the same period ended 1996. These increases are directly related to the increase in the revenue derived from continuing fees.

By reason of the above-mentioned decrease in domestic franchise fees, the subfranchisors' share thereof also decreased 28% to $144,003 for the three month period ended December 31, 1997 from $200,771 for the same period ended 1996. During the six months ended December 31, 1997, the subfranchisors' share of domestic franchise fees decreased 7% to $385,416 from $415,160 for the same period ended 1996.

Trademark license fee obligations owed to Metropolitan Blimpie, Inc. ("MBI"), an unaffiliated corporation, on certain domestic and international continuing, franchise, master license and subfranchise fees decreased 27% to $227,134 for the three months ended December 31, 1997 from $313,054 for the same period ended 1996. During the six months ended December 31, 1997, trademark license fee obligations owed to MBI decreased 31% to $426,279 from $614,594 for the same period ended 1996. These decreases are directly related to the decreases in revenue derived from subfranchise and master license fees.

As a result of a decrease in the volume of equipment sales processed during the six months ended December 31, 1997, as compared to the same period ended 1996, store equipment cost of sales decreased slightly to $7,048,344 from $7,149,505 for the same period ended 1996.

Selling, general and administrative expense rose 13% to $2,759,308 for the three month period ended December 31, 1997 from $2,446,366 for the same period ended 1996. During the six month period ended December 31, 1997, selling, general and administrative expense rose 9% to $5,542,002 from $5,077,150 for the same period ended 1996. These increases are the result of continued expansion of the Company's workforce and increases in amortization expense for the trademarks purchased in February 1997.

Interest income for the three months ended December 31, 1997 decreased 25% to $202,518 from $271,000 for the same period ended 1996. Interest income decreased 24% for the six month period ended December 31, 1997 to $385,166 from $507,761 for the same period ended 1996. These decreases are the result of the selling of a portion of the U.S. Treasury notes owned by the Company to purchase a portion of the international trademarks and service marks in February 1997.

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38% and 38.3% for the three months ended December 31, 1997 and 1996, respectively, and 38.1% and 38.3% for the six months ended December 31, 1997 and 1996, respectively.

Investments under current assets decreased 9% to $4,061,582 at December 31, 1997 from $4,462,253 at June 30, 1997. During this same period, investments under other assets increased 13% to $4,381,905 from $3,877,827. Such decrease and increase, respectively, are the result of the maturation and two year renewal of U.S. Treasury notes in July 1997 and October 1997. As a result thereof, the Treasury notes were reclassified from current assets to long-term assets.

The Company's equipment inventory increased 106% to $510,240 at December 31, 1997 from $247,114 at June 30, 1997. This increase was the result of increases in the amount of store equipment purchased in bulk, for subsequent resale, from various equipment vendors at a substantial savings.

Current portion of notes receivable decreased 14% to $846,968 at December 31, 1997 from $985,772 at June 30, 1997. During this same period, deferred revenue decreased 15% to $1,129,130 from $1,325,146. These decreases were the direct result of the previously reported policy adopted during fiscal 1995 of issuing annual renewable subfranchise agreements in lieu of long term agreements.

The Company's other non-current assets increased 21% to $707,753 at December 31, 1997 from $583,633 at June 30, 1997. This increase was the result of the accumulation of the cash surrender values of life insurance policies on the lives of certain executive officers.

Accounts payable decreased 31% to $2,433,805 at December 31, 1997 from $3,518,657 at June 30, 1997. This decrease resulted from the Company's utilization of cash received to pay equipment vendors on a current basis.

Income taxes payable at December 31, 1997 increased to $318,075 from $7,676 at June 30, 1997. This increase was the result of the accrual for income taxes payable based on the net income for the six months ended December 31, 1997.

The Company's other current liabilities decreased 40% to $284,264 at December 31, 1997 from $473,951 at June 30, 1997. This decrease was the result of incurring expenses, related to the Company's annual convention held in July 1997, which had been previously accrued.

Business Expansion

On October 29, 1997 the Company entered into an agreement with MTII. This agreement gives the Company 76% ownership of MTII. MTII is a brand of "fresh-Mex" quick service restaurants originating in Hawaii. With the Company's expertise in franchising, the goal is to develop MTII across the mainland U.S., similar to the development of Blimpie outlets. The Company believes that the development of MTII would increase the Company's revenue from continuing fees, subfranchise fees and equipment sales, which would in turn increase the Company's net income. No assurances can be given, however, that the development of MTII will generate increased revenue or net income for the Company.

Liquidity and Capital Resources

During the six months ended December 31, 1997, the Company incurred a material capital commitment from the signing of the agreement on October 29, 1997 with MTII. This agreement requires a minimum initial contribution from the Company for the development of MTII totaling $250,000, to be repaid by MTII in five years.

The Company also has the option of loaning an additional $1,250,000 to MTII, also to repaid in five years. The Company's current ratio (aggregate current assets compared to aggregate current liabilities) at December 31, 1997 was in excess of 3.7:1.

The Company generated cash flows from operating activities of $394,656 and $1,126,637 for the six months ended December 31, 1997 and 1996, respectively. The decrease of $731,981 was mainly the result of a decrease in accounts payable which was partially offset by an increase in income taxes payable.

Net cash flows used in investing activities during the six months ended December 31, 1997 and 1996 totaled $248,074 and $378,416, respectively. The decrease of $130,342 was the result of a slight decrease in the purchase of property, plant and equipment.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Shareholders

The Company's annual meeting of shareholders (the "Meeting") was held on December 4, 1997. As of the October 31, 1997 record date of the Meeting, 9,545,676 shares of the Company's sole class of capital stock, i.e., its $.01 par value common stock, were issued and outstanding, and entitled to vote thereat. 9,093,440 shares (95.26%) were present in person or by proxy at the Meeting.

At such Meeting, management's slate of six incumbent directors, i.e., Messrs. Anthony P. Conza (Chairman), David L. Siegel (Vice Chairman), Patrick J. Pompeo, Charles G. Leaness, Alvin Katz and Harry G. Chernoff, were re-elected to serve until the annual meeting of shareholders to be held for the fiscal year ending June 30, 1999. Not less than 9,050,945 of all issued and outstanding shares (94.82%) voted in favor of each of such directors, and not more than 42,495 of such shares (0.45%) withheld authority to vote for any of such directors.

Also at the Meeting, the shareholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending June 30, 1998 by a vote of 9,061,306 shares (94.93%) in favor.

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

                                          BLIMPIE International, Inc.

Dated: February 10, 1998                  By: /s/ Joanne Guarnieri
                                              ----------------------
                                              Joanne Guarnieri, Vice President
                                              and Chief (Accounting) Financial
                                              Officer