Form 10-Q
period 1998-03-31
BLIMPIE INTERNATIONAL INC
filed 1998-05-15
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1998

                                       OR

             [ ] Transition report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 9,516,226 shares of the registrant's common stock outstanding as of May 12, 1998.

                           Blimpie International, Inc.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1998

                                Table of Contents


                                                                     Page
                                                                    Number
                                                                    ------

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets - March 31, 1998
               and June 30, 1997                                       3

            Condensed Consolidated Statements of Income - Three
               and Nine Months Ended March 31, 1998 and 1997           4

            Condensed Consolidated Statements of Cash Flows - Nine
               Months Ended March 31, 1998 and 1997                    5

            Notes to Condensed Consolidated Financial Statements       6

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7

   PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                          11

   SIGNATURES                                                         12

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31       June 30
                                                         1998           1997
                                                       -----------   -----------
                                                       (Unaudited)      (Note)
Assets
Current assets:
   Cash and cash equivalents                           $ 2,690,107   $ 3,532,339
   Investments                                           4,143,035     4,462,253
   Accounts receivable, net                              2,550,531     2,084,825
   Equipment inventory                                     741,071       247,114
   Prepaid expenses and other current assets               715,517       454,390
   Current portion of notes receivable                     585,178       985,772
                                                       -----------   -----------
Total current assets                                    11,425,439    11,766,693
                                                       -----------   -----------
Property and equipment, net                              1,194,057     1,253,003
                                                       -----------   -----------
Other assets:
   Notes receivable less current portion, net            1,743,571     1,518,721
   Investments                                           4,184,775     3,877,827
   Trademarks, net                                       8,602,471     8,704,472
   Other                                                   754,991       583,633
                                                       -----------   -----------
Total other assets                                      15,285,808    14,684,653
                                                       -----------   -----------
                                                       $27,905,304   $27,704,349
                                                       ===========   ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                    $ 2,399,991   $ 3,518,657
   Current portion of long-term debt                            --         5,202
   Income taxes payable                                    256,384         7,676
   Other current liabilities                               643,012       473,951
                                                       -----------   -----------
Total current liabilities                                3,299,387     4,005,486
Deferred revenue                                         1,046,089     1,325,146
Trademark obligations                                    3,339,063     3,508,594
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value                             95,737        95,262
   Additional paid-in capital                            8,488,507     8,209,666
   Retained earnings                                    12,075,706    10,744,290
   Net unrealized gain on marketable securities             21,503        25,905
                                                       -----------   -----------
                                                        20,681,453    19,075,123
   Less: subscriptions receivable                          210,000       210,000
   Less: treasury stock                                    250,688            --
                                                       -----------   -----------
Total shareholders' equity                              20,220,765    18,865,123
                                                       -----------   -----------
                                                       $27,905,304   $27,704,349
                                                       ===========   ===========

Note: The condensed consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements of the Company at that date bud does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three months ended          Nine months ended
                                                                          March 31                    March 31
                                                                    1998          1997          1998           1997
                                                                 -----------   -----------   -----------   -----------
Revenues
   Continuing fees                                               $ 4,202,161   $ 3,906,671   $12,599,214   $11,127,420
   Subfranchisor fees, master license fees, sale of franchises     1,129,893     1,257,409     3,262,819     4,474,173
   Store equipment sales                                           2,671,597     3,452,157    11,189,825    11,523,666
   Management fees and other income                                  305,086       312,638       943,988     1,007,417
                                                                 -----------   -----------   -----------   -----------
                                                                   8,308,737     8,928,875    27,995,846    28,132,676
Expenses
   Subfranchisors' share of franchise and continuing fees          2,304,144     2,335,649     7,256,061     6,912,634
   Store equipment cost of sales                                   2,420,240     3,139,934     9,468,584    10,289,439
   Selling, general and administrative expenses                    3,090,188     2,433,931     8,632,190     7,511,081
   Interest expense                                                      735           372         1,001         3,857
                                                                 -----------   -----------   -----------   -----------
                                                                   7,815,307     7,909,886    25,357,836    24,717,011
                                                                 -----------   -----------   -----------   -----------
Operating income                                                     493,430     1,018,989     2,638,010     3,415,665
Interest income                                                      197,287       213,759       582,453       721,520
                                                                 -----------   -----------   -----------   -----------
Income before income taxes                                           690,717     1,232,748     3,220,463     4,137,185
Income taxes                                                         255,000       477,000     1,220,000     1,590,000
                                                                 -----------   -----------   -----------   -----------
Net income                                                       $   435,717   $   755,748   $ 2,000,463   $ 2,547,185
                                                                 ===========   ===========   ===========   ===========

Basic earnings per share                                         $      0.05   $      0.08   $      0.21   $      0.27
                                                                 ===========   ===========   ===========   ===========
Diluted earnings per share                                       $      0.05   $      0.08   $      0.21   $      0.26
                                                                 ===========   ===========   ===========   ===========

Weighted average basic shares outstanding                          9,538,000     9,524,000     9,542,000     9,514,000
                                                                 ===========   ===========   ===========   ===========
Weighted average diluted shares outstanding                        9,547,000     9,778,000     9,563,000     9,806,000
                                                                 ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements.

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months ended
                                                                         March 31
                                                                   1998            1997
                                                                -----------    -----------
Cash Flows From Operating Activities
   Net income                                                   $ 2,000,463    $ 2,547,185
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                               489,874        292,197
        Incentive stock granted                                      97,596        255,196
        Changes in operating assets and liabilities:
          Accounts receivable                                      (465,706)      (969,657)
          Prepaid expenses and other current assets                (755,084)        49,793
          Other assets                                             (171,358)      (163,267)
          Notes receivable                                          175,744         57,385
          Accounts payable                                       (1,118,666)       684,931
          Income taxes payable                                      248,708       (502,686)
          Other current liabilities                                 169,061       (520,521)
          Deferred revenue                                         (279,057)      (471,915)
                                                                -----------    -----------
          Net cash provided by operating activities                 391,575      1,258,641
                                                                -----------    -----------
Cash Flows From Investing Activities
   Reinvested dividends of available-for-sale securities             (3,870)        (4,331)
   Purchase of held-to-maturity securities                               --     (4,036,019)
   Proceeds from maturities of held-to-maturity securities               --      4,399,011
   Proceeds from sale of held-to-maturity securities                     --      2,695,562
   Purchase of available-for-sale securities                     (4,014,717)        (7,504)
   Proceeds from sale of available-for-sale securities            4,026,455         25,625
   Purchase of trademarks                                          (109,434)    (4,598,426)
   Disposal of property, plant and equipment                             --         10,232
   Acquisition of property, plant and equipment                    (219,493)      (558,353)
                                                                -----------    -----------
          Net cash used in investing activities                    (321,059)    (2,074,203)
                                                                -----------    -----------
Cash Flows From Financing Activities
   Proceeds from stock warrants/options exercised                    12,188         12,350
   Collections of officer notes receivable for stock purchase            --         41,841
   Purchase of treasury stock                                      (250,688)            --
   Cash dividends paid                                             (669,046)      (332,369)
   Repayment of long-term debt                                       (5,202)        (4,993)
                                                                -----------    -----------
          Net cash used in financing activities                    (912,748)      (283,171)
                                                                -----------    -----------
Net decrease in cash and cash equivalents                          (842,232)    (1,098,733)
Cash and cash equivalents, at beginning of period                 3,532,339      4,328,468
                                                                -----------    -----------
Cash and cash equivalents, at end of period                     $ 2,690,107    $ 3,229,735
                                                                ===========    ===========

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 1998 (Unaudited)

The unaudited interim financial statements should be read in conjunction with the Company's June 30, 1997 Annual Report.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the periods then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report.

Earnings per Share

Earnings per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                             Three months
                                                 ended        Nine months ended
                                               March 31,          March 31,
(in thousands, except per share amounts)    1998      1997      1998     1997
                                           -------   -------   -------  -------

Net income                                 $   436   $   756   $ 2,000  $ 2,547
                                           =======   =======   =======  =======

Calculation of weighted average shares
  outstanding plus assumed conversions:
      Weighted average basic shares
         outstanding                         9,538     9,524     9,542    9,514
      Effect of dilutive employee stock
         options                                 9       254        21      292
                                           -------   -------   -------  -------
      Weighted average diluted shares
         outstanding                         9,547     9,778     9,563    9,806
                                           =======   =======   =======  =======
Basic earnings per share                   $  0.05   $  0.08   $  0.21  $  0.27
                                           =======   =======   =======  =======
Diluted earnings per share                 $  0.05   $  0.08   $  0.21  $  0.26
                                           =======   =======   =======  =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, The Company's ability to successfully implement the new concepts currently being formulated; changes in global and local business and economic conditions; consumer preferences, spending patterns and demographic trends; food, labor and other operating costs; availability and cost of land and construction; currency exchange rates; and other risks outside the control of the Company referred to in the Company's registration statement and periodic reports filed with the Securities and Exchange Commission.

Three and Nine Months Ended March 31, 1998 Compared with Three and Nine Months Ended March 31, 1997

Results of Operations

The Company's net income decreased 42.3% to $436,000 for the three months ended March 31, 1998 from $756,000 for the three months ended March 31, 1997. The Company's basic and diluted earnings per share decreased 37.5% to $.05 per share for the three months ended March 31, 1998 from $.08 for the same period ended 1997. The Company's net income decreased 21.5% to $2,000,000 for the nine months ended March 31, 1998 from $2,547,000 for the same period ended 1997. The Company's diluted earnings per share decreased 19.2% to $.21 per share for the nine months ended March 31, 1998 from $.26 per share for the nine months ended March 31, 1997. Such decreases are attributable to the decreases in subfranchise, master license and franchise fees and store equipment sales, and the increase in selling, general and administrative expenses, all of which are discussed below.

The Company's continuing fees derived from franchises increased 7.6% to $4,202,000 for the three months ended March 31, 1998 from $3,907,000 for the three months ended March 31, 1997. During the nine months ended March 31, 1998, continuing fees derived from franchises increased 13.2% to $12,599,000 from $11,127,000 for the nine months ended March 31, 1997. These increases are directly attributable to the 18.0% net increase in total open outlets at March 31, 1998 to 1,895 from 1,606 at March 31, 1997. The 18.0% increase in total open outlets is net of outlets closed, and includes a 9.4% increase in traditional outlets and a 28.9% increase in new concept outlets. Generally, new concept outlets are smaller locations with lower sales volumes than the traditional outlets, thus they generate less continuing fees for the Company. Because of the increase in the percentage of new concept outlets versus traditional outlets, revenues from continuing fees increased at a slower rate than the increase in total open outlets.

Revenue from subfranchise, master license and franchise fees for the three months ended March 31, 1998 decreased 10.1% to $1,130,000 from $1,257,000 for the same period in 1997. The decrease is due primarily to the absence of master license fees for international development rights in the current period, as compared to $132,000 recognized for the three months ended March 31, 1997. Revenue from subfranchise, master license and franchise fees for the nine months ended March 31, 1998 decreased 27.1% to $3,263,000 from $4,474,000 for the same period in 1997. The decrease is due primarily to lower master license fees for international development rights in the current period.

The Company believes the decreases in subfranchise fees and franchise fees are the result of the saturation of the domestic market with subfranchisors and the maturing of the convenience store segment of the new-concept marketplace. The Company has implemented several new initiatives to encourage future revenue growth. One such initiative has realigned the Company's franchise support system in order to more effectively assist the subfranchisors in developing their territories, selling franchises and opening more outlets. Two other initiatives involve the development and introduction of two new franchise brands, Maui Tacos International, Inc. ("Maui Tacos" or "MTII") and Pasta Central, Inc. ("Pasta Central" or "PCI"). On October 29, 1997 the Company entered into an agreement with MTII which gives the Company 76% ownership in MTII. The Company plans to introduce these new brands during the remainder of fiscal 1998 or early in fiscal 1999. Maui Tacos will be the Company's offering in the second fastest-growing food category of "Maui-Mex" menu items. Pasta Central will provide the Company with an entry into the fastest growing market in the restaurant/food service industry, the "home meal replacement" category. The Company plans to develop these two new brands similar to the development of Blimpie outlets, which should increase revenue derived from continuing fees, subfranchise fees, franchise fees and equipment sales and subsequently increase net income. No assurances can be given, however, that any such development or initiative would generate increased revenue or net income.

During the three months ended March 31, 1998, store equipment sales decreased 22.6% to $2,672,000 from $3,452,000 for the same period ended 1997. During the nine months ended March 31, 1998, store equipment sales decreased 2.9% to $11,190,000 from $11,524,000. These decreases are attributable to the timing of shipments and the sale of more used inventory in the 1998 periods, rather than a decrease in the number of new outlets opened.

Management fees and other income for the three months ended March 31, 1998 decreased 2.4% to $305,000 from $313,000 for the same period ended March 31, 1997. During the nine months ended March 31, 1998, management fees and other income decreased 6.3% to $944,000 from $1,007,000 for the same period ended March 31, 1997. These decreases resulted from the January 1997 relocation of one of the Company's subfranchisors who had previously been sharing office space in the Atlanta office, thereby reducing the fees the Company was receiving for reimbursement of a portion of office expenses.

Subfranchisors' share of continuing and franchise fees includes subfranchisors' and master licensors' share of continuing and franchise fees as well as trademark license fees on continuing, franchise, master license and subfranchise fees. Such fees decreased 1.3% to $2,304,000 for the three months ended March 31, 1998 from $2,336,000 for the same period ended 1997. This decrease is due primarily to a decrease in the international trademark fees paid. In February 1997, the Company purchased an undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system. This agreement had the effect of reducing international trademark fees by approximately 60%. The remaining 40% of the international rights, as well as rights to certain domestic markets, are owned by Metropolitan Blimpie, Inc. ("MBI"), an unaffiliated corporation.

Subfranchisors' share of continuing and franchise fees increased 5.0% to $7,256,000 for the nine months ended March 31, 1998 from $6,913,000 for the same period ended 1997. These increases are directly related to the increase in the revenue derived from continuing fees, but such increases were partially offset by a decrease in international trademark fees caused by the purchase of the 60% interest in such rights as discussed above.

Store equipment cost of sales as a percentage of store equipment sales was 90.6% and 91.0% in the three months ended March 31, 1998 and 1997, respectively, and was 84.6% and 89.3%, respectively, in the nine months then ended. Effective July 1, 1997, the Company implemented a price increase for the equipment, which had the effect of decreasing the cost of sales percentage during the nine months ended March 31, 1998. However, the Company experienced a high volume of sales of used equipment during the three months ended March 31, 1998, which had the effect of offsetting the price increase and returning the cost of sales percentage to the levels experienced in the prior year.

Selling, general and administrative expenses rose 27.0% to $3,090,000 for the three months ended March 31, 1998 from $2,434,000 for the same period ended 1997. During the nine month period ended March 31, 1998, selling, general and administrative expenses rose 14.9% to $8,632,000 from $7,511,000 for the same period ended 1997. These increases are the result of continued expansion of the Company's workforce and related expenses required to implement the Company's strategy of increasing the number of outlets open and introduce new concepts, including Maui Tacos and Pasta Central, as well as increases in amortization expense for the trademarks purchased in February 1997.

Interest income for the three months ended March 31, 1998 decreased 7.7% to $197,000 from $214,000 for the same period ended 1997. Interest income decreased 19.3% for the nine month period ended March 31, 1998 to $582,000 from $722,000 for the same period ended 1997. These decreases are the result of the selling of a portion of the U.S. Treasury notes owned by the Company to finance the acquisition of the 60% interest in the international trademarks in February 1997, as noted above.

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 36.9% and 38.7% for the three months ended March 31, 1998 and 1997, respectively, and 37.9% and 38.4% for the nine months ended March 31, 1998 and 1996, respectively.

Liquidity and Capital Resources

The Company generated cash flows from operating activities of $392,000 and $1,259,000 for the nine months ended March 31, 1998 and 1997, respectively. The decrease of $867,000 was mainly the result of a decrease in accounts payable which was partially offset by an increase in income taxes payable and other current liabilities.

Net cash used in investing activities during the nine months ended March 31, 1998 and 1997 totaled $321,000 and $2,074,000, respectively. The greater use of cash in the 1997 period was due to the purchase of trademark rights, which was partially offset by the net sale of investments in order to fund the payment for the trademarks.

Net cash used in financing activities during the nine months ended March 31, 1998 and 1997 was $913,000 and $283,000, respectively. The increase in the use of cash was due to the purchase of treasury stock and the payment of greater dividends in the 1998 period.

The Company's working capital position was $8,093,000 as of March 31, 1998. During the nine months ended March 31, 1998, the Company incurred a material capital commitment pursuant to the agreement it executed on October 29, 1997 in connection with its acquisition of the rights to the Maui Tacos trademark and development rights. This agreement requires a minimum initial contribution from the Company for the development of MTII totaling $250,000, to be repaid by MTII in five years. The Company also has the option of loaning an additional $1,250,000 to MTII, also to be repaid in five years. The Company's primary liquidity needs arise from expansion, research and development, capital expenditures and trademark obligations. These needs are primarily met by the cash flows from operations and from the Company's cash and investments. The Company believes that the cash flows from operations and the Company's cash and investments will be sufficient to fund its liquidity needs for the foreseeable future.

Impact of Year 2000

The Company's business and relationships with its business partners and customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of any of these programs, systems or networks to successfully address the Year 2000 data rollover problem could have a material adverse effect on the Company's business, financial condition and results of operations. Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000. The Company believes that it has completed substantially all modifications of its affected software programs and has minimal additional work required to finalize these modifications. However, the Company is not certain as to whether the computer software and business systems of its customers and suppliers are Year 2000 compliant. There can be no assurance that the failure or delay of The Company's customers and suppliers in successfully addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on The Company's business, financial condition and results of operations.

                           PART II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits. The following exhibits are filed as part of this report:

Exhibit no.       Description

27                Financial Data Schedule


            (b) No Current Reports on Form 8-K were filed by the Company during the quarter for which this report has been filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BLIMPIE International, Inc.
                                        (Registrant)

Dated:  May 14, 1998              By: /s/  Brian D. Lane
                                     ------------------------------
                                     Brian D. Lane
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)