Form 10-K
period 1998-06-30
BLIMPIE INTERNATIONAL INC
filed 1998-09-28
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

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

                                 (212) 673-5900
               (Registrant's telephone number including area code)

         Securities Registered Under Section 12(b) of the Exchange Act:
                          Common Stock, $.01 Par Value

       Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 15, 1998 was approximately $9,020,000. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

There were 9,573,726 shares of the registrant's common stock outstanding as of September 15, 1998.

Documents incorporated by reference. Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after June 30, 1998.

                                Table of Contents
Item
Number                                                                    Page
------                                                                    ----

                                       PART I                                3

1.           Business                                                        3
                Forward-looking Statements                                   3
                General                                                      3
                Financial Information About Business Segments                4
                The Blimpie Outlet Franchise, Subfranchise and
                  Master License                                             4
                Services to Franchisees                                      7
                Blimpie Outlet Properties                                    8
                Blimpie Outlet Locations                                     9
                Government Regulation                                        9
                Trademarks, Trade Names, Service Marks and
                  Logos; Know-How and Methods of Operation                  10
                Research and Development                                    13
                Business Expansion                                          13
                Competition                                                 15
                Employees                                                   15
2.           Properties                                                     16
3.           Legal Proceedings                                              16
3a.          Executive Officers of the Company                              18
4.           Submission of Matters to a Vote of Security Holders            20

                                     PART II

5.           Market for Common Equity and Related Stockholder Matters       20
6.           Selected Financial Data                                        21
             Management's Discussion and Analysis of Financial
7.             Condition and Results of Operations                          21
8.           Financial Statements                                           32
9.           Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure

                                      PART III                              33

10.          Directors, Executive Officers                                  33
11.          Executive Compensation                                         33
12.          Security Ownership of Certain Beneficial Owners and            33
               Management
13.          Certain Relationships and Related Transactions                 33

                                     PART IV

14.          Exhibits, Financial Statements, Schedules and Reports of       33
               Form 8-K
14(a)(1)     Financial Statements                                           33
14(a)(2)     Financial Statement Schedule                                   33
14(a)(3)     Exhibits                                                       33
14(b)        Reports on Form 8-K                                            36
             SIGNATURES                                                     37

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

General

      The Company is a New Jersey corporation which was formerly known as Astor Restaurant Group, Inc. (from October, 1986 - April, 1992) and International Blimpie Corporation (from its formation in 1977 until October, 1986). The Company engages in franchising, subfranchising and master licensing of the Blimpie trademarks, trade names, service marks, logos (the "Blimpie Trademarks"), marketing concepts and marketing programs. The Company franchises BLIMPIE(R) Subs & Salads and Pasta Central(TM) and is the majority owner of Maui Tacos International, Inc., the franchisor of Maui Tacos(TM) and Smoothie Island(TM). BLIMPIE Subs & Salads offers a quick-service, healthy, sub sandwich in approximately 2,000 franchise stores operating throughout the United States and in 12 other countries. The main products sold in a Blimpie outlet are sub sandwiches and salads. Blimpie(R) is a registered trademark of the Company. Unless otherwise specified, the terms "Blimpie" and the "Company" include Blimpie(R). The Company currently is developing Pasta Central, Maui Tacos and Smoothie Island, and anticipates that the first location for each concept will open before December 31, 1998. Pasta Central's baked pasta meals address current eating trends for eat-in or take home replacement meals. Maui Tacos restaurants provide a healthy, affordable menu of "Maui-Mex" items, including traditional Mexican food marinated in Hawaiian spices. Smoothie Island is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the Blimpie, Pasta Central, and Maui Tacos locations. The Company also provides professional store design service and equipment sales through its wholly-owned subsidiary, B I Concept Systems, Inc. Currently, the Company does not operate any of the restaurants, subfranchisor or master licensor areas within the Blimpie International system.

      The first Blimpie outlet commenced operations in 1964 in Hoboken, New Jersey. The Company's rights regarding the Blimpie Trademarks and the methodology and know-how which comprise the Blimpie outlet marketing concepts and programs (the "Blimpie Marketing System") are, pursuant to written licensing agreements between the Company and the owners of such rights, limited to specific geographic regions throughout the World. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." Since the incorporation of the Company in 1977, the chain of franchised Blimpie outlets has expanded to encompass 1,972 outlets located in 46 states, Argentina, Canada, Cyprus, Dominican Republic, Jordan, Panama, Peru, Poland, Saudi Arabia, South Africa, Spain and Great Britain (as of June 30, 1998). See "Business - Blimpie Outlet Locations." There are approximately 250 additional Blimpie outlets which are controlled by an entity unaffiliated with the Company that are located in areas of the country in which the Company does not possess rights to license the Blimpie trademarks or sell franchises or subfranchises.

      Commencing in 1977, the Company began selling individual outlet franchises and area subfranchises. The Company distributes the nationally registered Blimpie trademarks pursuant to a 99 year exclusive trademark grant (expiring in the year 2076) from the trademark owners. Commencing in 1995, the Company began selling master licenses for various territories located outside of the United States. The Company distributes the internationally registered Blimpie trademarks, as the owner of an undivided 60% interest therein, and pursuant to an agreement with the holder of the remaining 40% undivided interest therein which provides for automatic annual renewals until July, 2090. See "Business - Trademarks, Service Marks, Trade Names and Logos; Know-How and Methods of Operation."

      The Company derives its revenue primarily from four sources: (1) store equipment sales, (2) continuing franchise fees based upon each franchisee's gross sales, (3) fees from the grant of individual outlet franchises and (4) fees from the grant of subfranchises to Subfranchisors and the grant of master licenses to Master Licensors worldwide. Individual outlet franchises are granted for both "traditional" locations, i.e., Blimpie outlets located in free-standing buildings, shopping malls, and in-line urban store clusters, and "new-concept" locations, i.e., convenience stores, institutional food service entities, colleges, schools, mass feeders (such as institutional food service providers and in-facility commissaries) and hospitals that sell or otherwise make all or part of the Blimpie line of food products available to their customers, clientele or attendees through facilities that may or may not contain all of the components normally associated with a traditional Blimpie outlet, such as kitchen, food preparation and customer dining areas. The Company also has commenced developing several new types of product distribution formats, some of which it has begun to introduce and some of which it anticipates introducing in the future. One such program involves the sale of a limited number of prepared Blimpie sandwiches and salads maintained in "Grab'n Go" refrigeration cases at Company-approved "distribution points" operated by franchisees and non-franchisees. There are approximately 200 Grab'n Go locations operating in the United States. The Company currently is developing new types of carts, kiosks, vending machines and other mobile Blimpie branded product delivery systems. The Company further anticipates the development of a format that would allow the sale of some Blimpie branded products at supermarkets and other retail locations.

Financial Information About Business Segments

See Note 13 to the Company's audited financial statements.

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

      As of June 30, 1998 there were 105 existing domestic subfranchisors, at least one of which is located in each of the 46 states in which the 1,972 domestic Blimpie outlets are located; four Canadian subfranchisors, one of which is located in each of the Provinces of Alberta, British Columbia, Manitoba and Ontario in which 14 Blimpie outlets are located; and 13 Master Licensors for the countries of Argentina, Bahrain, Cyprus, Dominican Republic, Egypt, Great Britain, Greece, Jordan, Kuwait, Lebanon, Northern Ireland, Oman, Panama, Peru, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Saudi Arabia, South Africa, Spain, United Arab Emirates, Uruguay and Venezuela in which collectively there are 23 outlets located. Such subfranchises and Master licenses range in size, depending upon the specific geographical area involved, from entire states to a specific county or counties. See "Business - Blimpie Outlet Locations"; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

      After a Blimpie outlet is constructed or renovated and the equipment installed, a Company representative, Subfranchisor or Master Licensor generally is on site for one week after an outlet opens for the purpose of providing additional operational assistance and supervisory functions. Each Subfranchisor or Master Licensor is responsible for providing each franchisee within his territory with operational assistance throughout the term of his subfranchise or master license agreement. Generally, a Company representative is only on site as described above with respect to the first three franchisees which open outlets within a territory. However, representatives of the Company remain available on a continuing basis to provide additional support to franchisees, Subfranchisors and Master Licensors. In connection therewith, the Company maintains a toll-free hotline by which franchisees and Subfranchisors may contact representatives of the Company for advice and assistance regarding operational matters.

Blimpie Outlet Properties

      Each traditional franchisee in the U.S. and Canada generally is required to lease the outlet premises from a designated leasing subsidiary of the Company. Each franchisee outside of the U.S. and Canada generally is required to lease the outlet premises from a corporation in which the Master Licensor owns 50% and the Company or its designee owns 50%, or such franchisee is required to provide a collateral assignment of the lease to the jointly owned corporation. In all such cases, it is the franchisee's sole obligation to find the premises to be leased and to obtain the Company's approval of such location as the situs of his franchised outlet. Once the location is approved, the Company (or its leasing subsidiary) will negotiate and enter into a lease of the premises, subject to the franchisee's approval, and will then enter into a sublease thereof with the franchisee for the entire term and renewal term, if any, of the lease of the premises less one day (generally 10 to 20 years). The percentage royalty and advertising payments due pursuant to the franchise agreement constitute additional rent under the sublease. Payment of the percentage royalties and advertising fees under the franchise agreement satisfies the above-mentioned corresponding additional rental payment obligation under the sublease. All rents specified pursuant to the lease of the premises are paid directly by the franchisee to the landlord specified in the lease pursuant to the cancelable authorization by the Blimpie subsidiary leasing corporation set forth in the sublease. Accordingly, except in a rare case in which the Company or one of its subsidiaries may be the owner and landlord of a franchisee's outlet, no funds which constitute the rent and additional rent due under the lease of the premises are ever commingled or otherwise used by the Company or any of its affiliates or subsidiaries. The Company has no payment or performance obligations with respect to any of the existing outlet location leases, except for less than one percent thereof.

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

      All of the 1,972 existing Blimpie outlets (as of June 30, 1998) are operating in premises located in free-standing buildings, shopping malls, shopping centers, in-line urban store clusters, convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations. The size of a Blimpie outlet varies from 400 square feet to approximately 3,500 square feet. Since the cost of renovating pre-existing premises into an approved Blimpie outlet is dependent upon the condition and prior use of the premises, an exact estimation is impossible. Historically, the cost of Blimpie outlet construction/renovation, which must be completed in accordance with design and layout specifications provided by the Company, and at the franchisee's sole expense, has ranged from as low as $10,000 to as high as $80,000. The franchisee must also equip the Blimpie outlet at the franchisee's sole cost and expense. Such equipment costs, in the aggregate, approximately $25,000 to $40,000.

Blimpie Outlet Locations

      The following table sets forth the number of Blimpie franchised outlets in operation as of June 30, 1998:

                              Number                                    Number
                               of                                        of
Location                     Outlets      Location                     Outlets

United States outlets:                    United States outlets (cont'd):
Alabama                         22        Oklahoma                        12
Alaska                          11        Oregon                          15
Arizona                         75        Pennsylvania                    56
Arkansas                        19        Rhode Island                     9
California                      69        South Carolina                  56
Colorado                        36        South Dakota                     3
Connecticut                     31        Tennessee                       74
Florida                        174        Texas                          140
Georgia                        196        Utah                            37
Hawaii                           9        Washington                      33
Idaho                           14        West Virginia                   19
Illinois                        37        Wisconsin                       27
Indiana                         56        Wyoming                         10
Iowa                            58                                  ---------
Kansas                          15        United States total          1,935
Kentucky                        25
Louisiana                       42        International outlets:
Maine                            2        Argentina                        5
Massachusetts                    5        Canada                          14
Michigan                        80        Cyprus                           3
Minnesota                       28        Dominican Republic               1
Mississippi                     15        Jordan                           1
Missouri                        59        Panama                           1
Montana                          7        Peru                             1
Nebraska                        22        Poland                           1
Nevada                          34        Saudi Arabia                     1
New Hampshire                    1        South Africa                     1
New Jersey                      53        Spain                            3
New Mexico                      13        Great Britain                    5
New York                        76                                  ---------
North Carolina                  65        International total             37
 North Dakota                    5                                  ---------
Ohio                            90        Total                        1,972
                                                                    =========

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

      In consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company within the MBI Territories and outside of the U.S., subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July 2090, provided that the Company continues to pay said minimum annual payments. If the Company fails to satisfy its payment obligations under the 1991 Agreement, the Company would lose the right to license the Blimpie Trademarks and Blimpie Marketing System outside of the U.S. and throughout the MBI Territories. From July 1991 through June 30, 1998, the Company paid approximately $2,587,000 to MBI pursuant to the 1991 Agreement. Management has no reason to believe that MBI would ever seek to cancel or terminate the 1991 Agreement. Furthermore, management believes that the Company will continue to pay not less than $100,000 per year to MBI pursuant to the 1991 Agreement, and that such agreement shall remain in full force and effect throughout the entire period of permissible automatic renewals thereof. However, no assurance can be given that the 1991 Agreement will remain in full force and effect until July 2090.

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

Business Expansion

      Equipment Leasing. The Company provides financing to new and existing franchisees primarily through entering into participation arrangements with unaffiliated third party finance/leasing entities. During the year ended June 30, 1998, the Company participated in the financing of 39 of such equipment leases, and at June 30, 1998, the balance of those participations totaled $679,000. The Company believes that such programs will result in an increase in financing profits and an increase in franchise sales due to the greater availability of equipment to new and existing franchisees. However, no assurances can be given in that regard.

      Domestic Expansion. The Company plans to grow through continued development of traditional and new-concept Blimpie outlets throughout the U.S. The Company also plans to continue to hire and train additional staff to develop new types of Blimpie distribution points throughout the U.S.

      International Expansion. The Company continues to grow internationally through the sale of master license agreements. The agreements are analogous to subfranchise agreements, except that the master licensor or a wholly-owned subsidiary of the Company enters into franchise agreements directly with the franchisees in each international market. The master licensor, in effect, is the Company's representative in that specific country and is obligated to provide all of the support services and selling activities required to develop the franchised market. Initially, however, the Company will provide administrative support to assist the master licensors. The Company has entered into master license agreements for the following countries: Argentina, Bahrain, Canada (provinces of Alberta, British Columbia, Manitoba and Ontario), Cyprus, Dominican Republic, Egypt, Great Britain, Greece, Jordan, Kuwait, Lebanon, Northern Ireland, Oman, Panama, Peru, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Saudi Arabia, South Africa, Spain, United Arab Emirates, Uruguay and Venezuela. In addition, the master licensor for Egypt, Lebanon and Jordan has purchased a two year option to buy the master license rights for Syria.

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

      Development of Blimpie Branded Products. The Company's long term strategic plan includes developing products for sale at distribution points such as Blimpie restaurants, supermarkets and convenience stores. The Company began selling Blimpie branded peppers, potato chips and potato sticks during the year ended June 30, 1998 in a limited number of Blimpie outlets. The Company intends to expand this initiative by increasing the number of Blimpie branded products and the number of locations in which they are sold. No assurances can be given, however, that the sale of Blimpie branded products will continue to generate increased revenue for the Company.

      Expansion of Equipment Sales Department. Due to the success achieved by the Company from the sale of equipment to Blimpie franchisees, the Company has expanded its equipment sales department in Houston, and began selling equipment to franchisees of other chains commencing in fiscal 1998. In connection with such expansion, the equipment sales department was reorganized as a wholly owned subsidiary known as BI Concept Systems, Inc. The Company believes that this expansion will increase revenue, and result in an increase in net income. However, no assurances can be given in such regard.

      Acquisition of Existing Franchise Concept. On October 29, 1997 an agreement was signed between the Company and Maui Tacos International, Inc.
(MTII) which resulted in the Company acquiring a majority interest in MTII. See "Business - Business Expansion - Development of New Franchise Concepts" below. The Company believes that its mature infrastructure is capable of supporting additional franchise systems, and that additional acquisitions of this nature will open up additional market segments for development by the Company. However, no assurances can be given that additional acquisitions will be consummated, and if consummated, that the Company will generate increased revenues or net income therefrom.

      Development of New Franchise Concepts. The Company is actively engaged in the development of new franchised food concepts involving product offerings which will not be directly competitive with the products offered by the chain of Blimpie outlets.

      Maui Tacos(TM) - In October 1997 the Company acquired a majority interest in MTII, a concept featuring a health-oriented, affordable restaurant-quality menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. The Company has acquired the trademarks and development rights for Maui Tacos, and intends to convert the existing full service restaurant concept with six locations operating in Hawaii into a quick service restaurant concept. The strategy of Maui Tacos is to award development rights to subfranchisors and master licensors across the United States and internationally. The first company-owned restaurant is under construction in Atlanta and is expected to be operational prior to December 31, 1998.

      Pasta Central(TM) - This Company-created concept features baked pasta and pizza offerings in the HMR (Home Meal Replacement) category that address current eating trends for eat-in or take home meals. The Company's strategy for this concept is to co-brand Pasta Central with Blimpie outlets to create natural synergies and cost efficiencies. In the typical Blimpie location, the majority of sales take place at lunch time. The Company anticipates that Pasta Central will generate significant evening traffic, inasmuch as it includes meals for in-store dining, take-away, or for final preparation and consumption at home. The Company expects that the two concepts can co-exist in the same location and generate greater returns to the franchisee and the Company based on higher revenues and lower costs as a percentage of these revenues. The concept may eventually be developed as a stand-alone location. The first location is expected to be operational prior to December 31, 1998.

      Smoothie Island(TM) - This MTII-created concept features offerings of blended beverages of frozen yogurt, fruit and nutritional supplements. Smoothie Island will be co-branded with Blimpie and Maui Tacos locations, and may also stand alone in other venues such as airports, sporting arenas, and fitness centers. The first two locations opened within existing Blimpie locations in early September 1998 in Tallahassee, FL and Denver, CO.

      No assurances can be given that the Company will be able to successfully develop any or all of these new franchise food concepts. The Company has incurred substantial initial costs associated with the development of these new concepts and it will, in all likelihood, continue to incur substantial initial costs which will exceed the initial revenues to be derived therefrom. Furthermore, no assurances can be given that the Company will be able to develop sufficient market acceptance and market penetration with respect to any of the new franchise concepts, or that it will be able to derive any revenues or net income from such undertakings.

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

      The Company believes that it can differentiate itself from its competitors. Blimpie outlets offer freshly sliced-to-order sandwich products, freshly made salads, freshly baked bread and bakery products which are distinguished by use of high quality ingredients, as compared to pre-made or pre-sliced sandwich products made with lesser quality ingredients.

EMPLOYEES

      As of June 30, 1998, the Company employed 109 full-time employees (including thirteen officers). Nineteen employees (including five officers) attend to the Company's franchisee operations support, executive management and legal staffing needs at the Company's New York City office; 16 employees (including one officer) provide construction and design and franchisee operations support services at the Company's Houston, Texas office; and 74 employees (including seven officers) are engaged in accounting, franchisee operations support and training, marketing and franchise development activities at the Company's Atlanta, Georgia office. In addition, five employees (including one officer) of MTII are engaged in franchisee operations support, executive management and franchise development activities in an office adjacent to the Company's Atlanta, Georgia office. None of the employees is covered by collective bargaining agreements. All of the Company's full-time employees, including executive officers, are covered by a health plan and the Company's 401(k) profit sharing plan.

      The Company considers its employee relations to be good. The Company believes that it provides working conditions and pays salaries and bonuses that compare favorably with those of its competitors.

      The Company has adopted a stock incentive plan for its employees and officers. See "Executive Compensation - Omnibus Stock Incentive Plan."

ITEM 2. PROPERTIES

      The Company has its principal offices at 740 Broadway, New York, New York, where it leases, through a wholly-owned subsidiary, 740 Broadway Top Floor Corp., approximately 6,000 square feet of office space from an unaffiliated landlord. The Company is guarantor with respect to the obligations of said subsidiary under such lease. Such subsidiary pays a monthly rent of $9,800 which is subject to escalations, plus certain utilities and other fees. The term of such lease expires in February, 2003. The Company also leases 18,710 square feet of office space in Atlanta, Georgia from an unaffiliated landlord, through its wholly owned subsidiary Blimpie Capital Corporation. The monthly payments under such lease currently approximate $20,706 and escalate to $23,777 per month during the last year of the lease term in 2003.

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

      Each franchisee is required to lease the outlet premises from a designated wholly owned leasing subsidiary of the Company. Each leasing subsidiary leases such premises from a landlord unaffiliated with the Company. See "Business - Blimpie Outlet Properties."

ITEM 3. LEGAL PROCEEDINGS

      An action was commenced against the Company in the United States District Court for the Middle District of Florida entitled Mike Arodak v. Blimpie International, Inc. (Civil Action No. 95-143-Civ-T-24). The plaintiff was the holder of a license to own and operate a traditional Blimpie outlet within a 15 square mile protected area wherein no other Blimpie outlet may be located. In 1994, the Company authorized the installation of a new-concept Blimpie outlet in a convenience store located outside of said protected area. The plaintiff claimed that such new-concept outlet violated his protected area rights notwithstanding the fact that it was located more than one mile beyond the limits of such area at a point which is inside of the protected area of another Blimpie franchisee who has given his permission to the establishment of the new-concept outlet at such location. In December 1997, the plaintiff acknowledged that the Company did not violate his franchise agreement or any other rights, and withdrew all claims and causes of action in consideration for the Company's agreement to purchase the plaintiff's franchise agreement and 15 square mile exclusive market for $75,000.

      An arbitration proceeding was brought against the Company entitled Blimpie Food Services, Inc. v. Blimpie International, Inc. F/K/A Astor Restaurant Group (case no. 511140041495). The claimant filed the demand for arbitration with the Chicago, Illinois regional office of the American Arbitration Association

("AAA") on November 30, 1995 and indicated that it was seeking unspecified relief. The claimant formerly was a subfranchisor whose subfranchise was terminated by the Company. On or about February 27, 1996, the Company sought leave to file a counterclaim against claimant and its principal shareholder alleging that claimant breached its subfranchise agreement and seeking a declaration that it properly terminated claimant's subfranchise agreement, and indemnification for any damages and attorneys' fees arising out of claimant's conduct in connection with the sale of Blimpie franchises to third parties. On April 9, 1996, claimant filed a motion for leave to amend the original arbitration demand to seek compensatory damages in excess of $100,000, treble and punitive damages, and attorneys' fees and costs, as well as cancellation of a promissory note executed by claimant in connection with the purchase of the subfranchise. The Claimant's application for leave to amend its claims, and the Company's application for leave to interpose its counterclaim were granted by the arbitrator. Thereafter, pre-hearing discovery and evidentiary hearings were completed. During such hearings, the claimant quantified its claims for damages as $710,000 for lost profits, approximately $165,000 in additional compensatory damages and approximately $100,000 in attorney's fees and expenses. In December 1997, the arbitrator in a written decision ruled in the Company's favor by denying all of the claims against the Company

      An arbitration proceeding was commenced against the Company in the New York City office of the AAA entitled Michael J. Moran, Randall M. Besch, and Alkeny, Inc. v. Blimpie International, Inc. (case no. 131140081696). The claimant's arbitration demand seeks damages in the amount of $290,000 for its alleged financial harm based upon a claim that the Company breached claimant's franchise agreement when it allowed another Blimpie outlet to open within two miles of the claimant's outlet. At the arbitration hearing which was held in May 1997, the Company adduced testimony that the allegedly infringing outlet is located at a truck stop on an interstate highway and caters almost exclusively to truckers who never venture into the town in which the claimant's Blimpie restaurant is located. The arbitrator awarded the claimant $25,000, ordered the Company to pay the claimant's share of the arbitrator's fee, and the administrative fees and expenses of the AAA.

      Ocean Shore Group, Inc. ("OSG") filed a demand for arbitration with the New York City regional office of the American Arbitration Association entitled Ocean Shore Group, Inc. v. Blimpie International, Inc., Foodservice, Inc. and Jane B. Davis, (case no. 131140030996) seeking specific performance of an alleged contract, or in lieu thereof, damages in excess of $2,000,000. In January, 1996, the Company and OSG entered into a letter of intent with respect to a proposed subfranchise program in which OSG sought to purchase subfranchise rights in five counties in the Daytona Beach area in the State of Florida. However, another subfranchisor owned the rights in one of the counties and refused to sell those rights to OSG. Prior to entering into an agreement with the Company, OSG filed its demand for arbitration. The Company initially objected to the arbitration demand because there was no arbitration agreement between the parties. However, on June 5, 1996, the Company and OSG entered into a written subfranchise agreement for four of the five counties. The subfranchise agreement specifically provided for all disputes to be submitted to arbitration. On June 17, 1996, OSG filed an action against the Company in Volusia County, Florida, raising the same claims it raised in the arbitration demand (Case No. 96-31335-CICI, Circuit Court, Seventh Judicial Circuit in and for Volusia County, Florida). The Court granted the Company's motion to stay the proceedings in state court pending arbitration. Upon completion of the arbitration hearing, the arbitrator awarded the claimant $50,000.

      Two arbitration proceedings were commenced in the Chicago, Illinois office of the AAA Jac J. Howard and Bonnie Howard v Blimpie International, Inc. (case no.) and Timothy J. Markham and Sophie Radlowski v Blimpie International, Inc. (case no. 51114004797 American Arbitration Association, Chicago, Illinois). Both proceedings involved claimants who were franchisees who formerly operated Blimpie franchises in Bloomington, Illinois and Carol Stream, Illinois, respectively. Both claims alleged that the Company violated (i) the Illinois Consumer Fraud and Deceptive Business Practices Act, (ii) the Illinois Franchise Disclosure Act and (iii) the Racketeer Influenced and Corrupt Organizations Act. Claims of common law fraud in connection with the purchase of the franchises, as well as claims for breach of written and oral contract based on the Company's alleged failure to provide operational and other support and assistance to the claimants were also alleged. Both arbitration demands sought compensatory damages in an unspecified amount and treble damages for alleged violations of the RICO statute. The Howard case was settled for $22,000. The claimants in the Markham and Radlowski proceeding have disclosed that they have suffered damages of approximately $100,000. The Company has denied all liability, and is vigorously defending itself

      An arbitration proceeding was commenced in February 1998 in the San Francisco, California office of the AAA entitled Peacox Ventures LLC v Blimpie International, Inc. (case no. 74-114-0209-98). The claim alleges violations of the California Franchise Investment Law, the California Unfair Practices Act, fraud and negligent misrepresentation based on alleged misrepresentations and omissions in the sale of franchises by the Company's subfranchisor, who is alleged to be the Company's agent, as well as a claim for breach of contract based on the Company's alleged failure to provide operational support and assistance to the claimant. The demand seeks rescission of claimant's franchise agreements and restitution of monies spent by the claimant in an unspecified amount, as well as consequential damages in an unspecified amount and injunctive relief. The Company has denied all liability, and is vigorously defending itself. It anticipates that evidentiary hearings will be held in this proceeding during the quarter ending December 31, 1998.

      It is the opinion of management that the liability, if any, arising from all pending claims and lawsuits will not have a material adverse impact upon the Company's consolidated earnings, financial position or cash flows.

Item 3a. Executive Officers of the Company

The following table sets forth certain information concerning all executive officers of the Company. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.

Name                    Age   Position
----                    ---   --------

Anthony P. Conza        58    President and Chief Executive Officer

David L. Siegel         54    Chief Operating Officer and General Counsel

Patrick J. Pompeo       59    Executive Vice President, Research and Development

Charles G. Leaness      48    Executive Vice President - Senior Corporate
                                Counsel and Secretary

Joseph A. Conza         44    Senior Vice President, President - B I Concept
                                Systems, Inc.

Robert S. Sitkoff       45    Senior Vice President, President - Maui Tacos
                                International, Inc.

Joseph W. Morgan        36    Senior Vice President, President - Blimpie Subs
                                & Salads

Bruce A. Kolbinsky      37    Vice President - Franchise Development

Arthur L. Mancino       49    Vice President - New Business

Rebecca D. Killarney    41    Vice President - Marketing

Brian D. Lane           36    Vice President, Chief Financial Officer

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

      Mr. Joseph A. Conza held the position of Vice President - Construction and Design from February 1, 1991 through August 1995. In September 1995, he was appointed Senior Vice President - Equipment and Design Services. In November 1997, he was appointed President of B I Concept Systems, Inc., the Company's wholly-owned equipment and design subsidiary. From 1986 through his appointment as one of the Company's Vice Presidents, Mr. Conza was employed as President of Lone Star Blimpie, Inc. He has also served as President of International Southwest Blimpie, Inc. since 1990. Mr. Conza is also a principal shareholder, officer and director of International Southwest Blimpie, Inc., the Company's Subfranchisor for the Harris County (Houston), Texas market. Mr. Conza also owns 45% of Georgia Enterprises, Inc., the Company's Subfranchisor for the State of Georgia. Mr. Conza is the brother of Anthony P. Conza.

      Mr. Sitkoff served as a Vice President, Treasurer and Chief Financial Officer of the Company from January 1991 through August 1995. In September 1995, he was appointed Senior Vice President, Treasurer and Chief Financial Officer. In September 1997, he was appointed President of Maui Tacos International, Inc. Between 1980 and 1985, he was self-employed as a distributor for Pepperidge Farms' Biscuit Division. Between 1986 and 1988, he was a principal shareholder and President of Blimpie of Central Florida, Inc., the Company's Subfranchisor for the Orlando, Florida market. From 1989 through 1990 he was employed as Controller of the Company. Mr. Sitkoff received a B.S. degree in Industrial Management from Georgia Institute of Technology in 1974.

      Mr. Morgan joined the Company in 1992 in the capacity as a corporate counsel. From 1994 through August 1995, he served as the Company's director of strategic planning. In September 1995, he was appointed as Vice President of Strategic Planning and in December 1996 he was appointed to Senior Vice President of Strategic Planning. In September 1997 he was appointed President of the Blimpie Subs & Salads division of the Company. During the three year period prior to joining the

Company, Mr. Morgan attended the University of Miami School of Law, and received a J.D. degree from said institution in June 1992.

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

      Mr. Lane joined the Company in 1998 in the capacity of Vice President, Chief Financial Officer. After graduating from the University of Georgia in 1984 with a Bachelor of Business Administration in Accounting, Mr. Lane joined Ernst & Young LLP as a staff accountant. He progressed to the position of Audit Senior Manager before leaving the firm in 1995. Mr. Lane then joined Checkmate Electronics, Inc., an electronics manufacturer in Roswell, Georgia, as Director of Finance. He was promoted to Vice President of Finance before leaving the company to join Blimpie International, Inc.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended June 30, 1998.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock traded on the Nasdaq National Stock Market through March 16, 1998. On March 17, 1998, the Common Stock was listed on the American Stock Exchange under the symbol BLM. The quarter by quarter ranges of the high, low and closing prices of the Company's Common Stock on these markets during the fiscal years ended June 30, 1997 and 1998 were as follows:

             Quarter-End         High        Low        Close
          ------------------   ---------   ---------   ---------

                9/96            $15.625     $10.625     $12.750
                12/96            13.250      10.000      10.375
                3/97             10.875       6.625       7.000
                6/97              7.750       5.375       5.500
                9/97              5.500       4.500       4.625
                12/97             5.500       3.188       3.438
                3/98              4.438       3.500       4.438
                6/98              4.375       3.000       3.063

      As of September 15, 1998, there were 524 holders of record of the Company's Common Stock.

      The Company paid its first cash dividends on its Common Stock in the amount of $.025 per share during its fiscal year ended June 30, 1993 ($.017 per share as adjusted for a 3:2 stock split effected during the fiscal year ended June 30, 1994 (the "1994 Stock Split"). During the fiscal years ended June 30, 1994, 1995, 1996, 1997 and 1998 the Company paid cash dividends aggregating $.03 ($.02 as adjusted for the 1994 Stock Split), $.05, $.06, $.07 and $.07 per share, respectively. The Company presently intends to pay dividends in or about October and April of each year, subject to such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

      During the fiscal years ended June 30, 1996, 1997 and 1998, the Company did not sell any securities which were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                         Fiscal Year Ended June 30,
                              ------------------------------------------------
                                1998      1997     1996      1995     1994
                              --------- -------- --------- -------- ----------
                                  (Dollars in 000's, Except Per Share and
                                            Outlets Open Data)

Revenues                       $37,875   $38,127   $34,991  $26,374   $16,090
Continuing Fees                 17,343    15,391    12,465    8,734     6,017
Net Income                       2,444     3,278     4,040    2,340     1,383
Basic Earnings Per Share       $  0.26   $  0.34   $  0.43  $  0.27   $  0.16
Diluted Earnings Per Share     $  0.26   $  0.34   $  0.41  $  0.27   $  0.16
Total Assets                   $28,323   $27,704   $21,823  $15,252   $11,170
Long Term Debt                       0         0         5       13        19
Long Term Trademark
 Obligations                     3,408     3,509         0        0         0
Total Shareholders' Equity      20,625    18,865    15,675    7,308     5,311
Cash Dividends Declared Per
 Common Share                  $  0.07   $  0.07   $  0.06  $  0.05  $  0.02*
Outlets Open                     1,972     1,684     1,407      986       674

----------
* Adjusted to account for three for two stock split implemented in March 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

      The following discussion contains certain forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements use such words as "may," "will," "expect," "believe," "plan" "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in: global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

Overview

      The Company has centered its operations around the Blimpie Subs & Salads chain of quick service restaurants. The Company and its subfranchisors have doubled the number of operating restaurants over the past three years, increasing from 986 restaurants at June 30, 1995 to 1,972 restaurants at June 30, 1998. Continuing fees based upon each franchisee's gross sales have increased 98.6% in the same time period, increasing from $8.7 million in fiscal 1995 to $17.3 million in fiscal 1998. In fiscal 1996, the Company achieved record profitability by generating over $4 million in net income and $0.41 per diluted share.

      Despite the continued increases in the number of restaurants and in continuing fees, the Company's profitability declined in both fiscal 1997 and 1998 due, in each case, primarily to a decrease in revenues from the sale of subfranchise territories. Generally, the Company pays its subfranchisors approximately half of the continuing fees and franchise fees it receives, and has a high cost of equipment sales. Sales of subfranchises and master licenses are the most profitable sales for the Company, since only a portion of such sales must be paid in the form of a trademark license fee which is approximately 30% of the related revenues. During fiscal 1996, the Company recognized over $3.1 million in subfranchise and master license fees, but this amount declined to $2.3 million in fiscal 1997 and to just under $1.4 million in fiscal 1998. Since most of the available domestic subfranchise territories have been sold, the Company began focusing on the international market beginning in fiscal 1996. Sales of master license territories were strong in fiscal 1997, but decreased in fiscal 1998 as the Company focused on assisting its existing Master Licensors in developing their territories. While the Company believes that the international marketplace represents a vast potential for growth, there are many barriers to success in this arena, and no assurances can be given that the Company will be successful in its attempt to develop outside of the United States.

      Faced with declining profitability despite the consistent growth in the number of Blimpie outlets and continuing fees, the Company began to develop several new initiatives, the most notable of which was the introduction of three new brands. During fiscal 1998, the Company restructured its management personnel in order to provide better support to its subfranchisors and franchisees in the Blimpie Subs & Salads Group, as well as to allow others to focus on building new franchise opportunities. The Company believes that it can continue to improve its Blimpie Subs & Salads operations while using its franchising expertise to introduce new franchise concepts that complement the Blimpie brand. The development of new franchise concepts is an expensive endeavor, and the Company has incurred additional expenses in fiscal 1998 relating to these efforts, and will continue to incur similar costs in fiscal 1999 and beyond.

      The three new franchise concepts are Maui Tacos(TM), Pasta Central(TM), and Smoothie Island(TM). The first locations for Maui Tacos and Pasta Central are under construction as of September 15, 1998, and are expected to be operational prior to December 31, 1998. The first Maui Tacos subfranchise territory was sold in July 1998. The first two Smoothie Island locations opened in early September 1998 within existing Blimpie Subs & Salads locations in Tallahassee, FL and Denver, CO.

      The Company believes that these new concepts will be well received and that the Blimpie brand will continue to be successful. Looking forward, the Company anticipates that fiscal 1999 will include many changes in its operations. The Company will operate the first Maui Tacos store, and expects to generate store sales and store costs associated with the operation of this store. In addition, all three new concepts are expected to generate new revenues in fiscal 1999, and to continue to increase selling, general and administrative expenses through additional personnel, legal and advertising costs necessary to support these initiatives. No assurance can be given that the introduction of these concepts will result in increased revenues, or that such revenues, if received, will exceed the related costs.

Results Of Operations

Fiscal Year Ended June 30, 1998 Compared With Fiscal Year Ended June 30, 1997.

      The Company's net income decreased 25.4% to $2,444,000 in fiscal 1998 from $3,278,000 in fiscal 1997. The Company's basic and diluted earnings per share decreased 23.5% to $0.26 per share in fiscal 1998 from $0.34 per share in fiscal 1997. Such decreases are attributable primarily to decreases in subfranchise, master license and franchise fees, and an increase in selling, general and administrative expenses, all of which are discussed below.

      The Company's continuing fees derived from franchises increased 12.7% to $17,343,000 in fiscal 1998 from $15,391,000 in fiscal 1997. This increase was due to the 17.1% increase in the number of open outlets from 1,684 at June 30, 1997 to 1,972 at June 30, 1998. Continuing fees increased at a slower rate than the rate of outlet openings primarily because a greater percentage of the new outlets were "new concept" outlets which have lower average unit volumes than traditional outlets. New concept outlets include those located in convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations.

      Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 23.5% to $4,983,000 in fiscal 1998 from $6,516,000 in fiscal 1997. The following table summarizes the components of these fees for fiscal 1998 and 1997:

                                             Year Ended June 30,
       (amounts in 000's)               1998       1997      Change
                                     ---------------------------------

       Subfranchisor fees                $  791      $  969    -18.4%
       Master license fees                  575       1,368    -58.0%
       Franchise and resale fees          3,617       4,179    -13.4%
                                     ---------------------------------
          Total                          $4,983      $6,516    -23.5%
                                     =================================

      Subfranchise fees decreased 18.4% due to fewer expansions of existing territories and lower deferred subfranchise fees recognized in fiscal 1998 compared to fiscal 1997. Master license fees decreased 58.0% from fiscal 1997 to fiscal 1998. In fiscal 1997, the Company granted development rights for 17 international territories, including 16 countries and the Canadian province of Ontario. In fiscal 1998, the Company granted development rights for four international territories, including Panama, Portugal, Puerto Rico and the Canadian province of Manitoba. This reduction in the number of master licenses sold was due to a shift in focus from selling new territories to helping existing Master Licensors to develop their respective territories. Revenues from sales of franchises and resale fees decreased 13.4% in fiscal 1998 due primarily to a greater percentage of the new outlets being "new concept" outlets, which generally have a lower franchise fee per outlet. The number of new outlets opened increased 6.6% to 454 new outlets in fiscal 1998 from 426 in fiscal 1997.

      As of June 30, 1998, the Company had Master Licensors operating in 26 countries, and 37 Blimpie outlets operating in 12 of these countries. The Company's focus in 1999 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that the Company's investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue.

      Store equipment sales decreased 3.8% to $14,374,000 in fiscal 1998 from $14,935,000 in fiscal 1997. This slight decrease was due to a greater percentage of the new franchises being "new concept" franchises, which typically purchase less equipment than traditional locations. The decrease in sales to Blimpie franchises was partially offset by an increase in sales to non-affiliates. In fiscal 1998, the Company expanded its equipment sales department in Houston in order to sell equipment to franchisees of other chains. For that year, such activities accounted for 3.0% of total equipment sales. The Company believes this expansion will continue to increase revenue and in turn net income, however no assurances can be given that this expansion will generate any additional revenue or net income.

      Management fees and other income for the year ended June 30, 1998 decreased 8.6% to $1,175,000 from $1,285,000 in fiscal 1997. This decrease resulted from the January 1997 relocation of one of the Company's subfranchisors who had previously been sharing office space in the Atlanta office, and paying fees to the Company in connection therewith.

      The Subfranchisors' shares of continuing and franchise fees increased 4.6% to $11,188,000 in fiscal 1998 from $10,692,000 in fiscal 1997. The most significant portion of this expense is the subfranchisor's share of continuing fees, which generally is 50% of the fees collected by the Company. The overall increase in this expense was due primarily to the 12.7% increase in continuing fees. Another component of this expense is the subfranchisor's share of franchise and resale fees. This share generally amounts to between 40% and 60% of the franchise fee for new franchises and between 30% and 50% of the resale fees collected. Due to the overall decrease in franchise and resale fees, this portion of the total expense decreased in fiscal 1998 from fiscal 1997. The final component of this expense is the trademark license fee paid to MBI. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." MBI receives a fee on revenues earned in all international markets and certain domestic markets, which consisted of all or a portion of 13 states in which the Company had open franchises as of June 30, 1998. Generally, the fee earned by MBI is 30% of the amount received by the Company, net of direct costs, including amounts paid to subfranchisors and master licensors and the cost of equipment. The trademark license fees earned by MBI decreased to $837,000 in fiscal 1998 from $968,000 in fiscal 1997 due primarily to the decrease in master license and subfranchise fees. In fiscal 1997, a trademark license fee totaling $134,000 also was paid to Anthony P. Conza, the Chairman and Chief Executive Officer of the Company, and David L. Siegel, the Vice Chairman and Chief Operating Officer of the Company, amounting to 30% of all international revenues, net of direct expenses. This trademark license fee was discontinued in February 1997, when the Company acquired the international trademark rights owned by these individuals.

      Store equipment cost of sales decreased 6.4% to $12,192,000 in fiscal 1998 from $13,024,000 in fiscal 1997. This decrease was due to the 3.8% decrease in store equipment sales, combined with an improvement in the profit margin on the sales. The gross margin on store equipment sales increased to 15.2% in fiscal 1998 from 12.8% in fiscal 1997 due to a small price increase in fiscal 1998 and a favorable product mix.

      Selling, general and administrative expense rose 14.1% to $11,417,000 in fiscal 1998 from $10,008,000 in fiscal 1997. This increase was due primarily to additional personnel and related costs associated with the 17.1% growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands. Management believes that the number of Blimpie outlets will continue to increase and the new brands will continue to require increased support as franchises and/or subfranchise territories are sold. Therefore, management expects selling, general and administrative expenses will continue to increase for at least the next year.

      Interest income in fiscal 1998 decreased by 4.9% to $846,000 from $890,000 in fiscal 1997. This decrease was the result of the selling of a portion of the U.S. Treasury notes owned by the Company to purchase a portion of the international trademarks and service marks in February 1997. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation."

      The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 37.7% in fiscal 1998 and 38.1% in fiscal 1997. The slight decrease was due to a lower effective state tax rate.

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

                                                    Twelve Months Ended June 30,
                                                        1997             1996
                                                        ----             ----

SUBFRANCHISE FEES - DOMESTIC:
New Subfranchise Grants                                  $ 0       $  488,580
Existing Subfranchise Expansions                     323,570          167,738
Principal Payments Recognized on Deferred
  Subfranchise Notes                                  76,070          220,664
Annual Renewal Term Payments Recognized              310,665          334,372
Deferred Subfranchise Fees Recognized                258,749          955,449
                                                     -------       ----------

TOTAL SUBFRANCHISE FEES                             $969,054       $2,166,803
                                                    ========       ==========

                                                  Twelve Months Ended June 30,
                                                     1997             1996
                                                     ----             ----
MASTER LICENSE FEES - INTERNATIONAL:
New Master License Grants                         $  864,093       $  472,157
Lump Sum Payments Recognized in Current
  Fiscal Year                                        504,200          497,150
                                                  ----------       ----------
TOTAL MASTER LICENSE FEES                         $1,368,293       $  969,307
                                                  ==========       ==========
FRANCHISE FEES RECOGNIZED:
Domestic                                          $4,135,544       $4,468,677
International                                         42,808                0
                                                  ----------       ----------
TOTAL FRANCHISE FEES                              $4,178,352       $4,468,677
                                                  ==========       ==========
TOTAL SUBFRANCHISE, MASTER
LICENSE & FRANCHISE FEES                          $6,515,699       $7,604,787
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

                                                  Twelve Months Ended June 30,
                                                  ----------------------------
                                                     1997             1996
                                                     ----             ----
SUBFRANCHISORS / MASTER LICENSORS
  SHARE OF CONTINUING FEES:
    Domestic                                      $7,497,208       $6,017,314
    International                                     47,731           10,216
                                                  ----------       ----------
TOTAL SUBFRANCHISORS/MASTER LICENSORS SHARE
  OF CONTINUING FEES                              $7,544,939       $6,027,530
                                                  ==========       ==========

                                                  Twelve Months Ended June 30,
                                                  ----------------------------
                                                     1997             1996
                                                     ----             ----
SUBFRANCHISORS/ MASTER LICENSORS
  SHARES OF FRANCHISE FEES:
    Domestic                                      $1,120,586       $1,191,903
    International                                      9,826                0
                                                  ----------       ----------
TOTAL SUBFRANCHISORS SHARE OF
  FRANCHISE FEES                                  $1,130,412       $1,191,903
                                                  ==========       ==========
TRADEMARK LICENSE FEES ON CONTINUING,
  FRANCHISE, MASTER LICENSE & SUBFRANCHISE FEES:
    Domestic                                      $  630,683       $  582,045
    International                                    471,706          192,692
                                                  ----------       ----------
TOTAL TRADEMARK LICENSE FEES ONCONTINUING,
  FRANCHISE, MASTER LICENSE & SUBFRANCHISE FEES   $1,102,389       $  774,737
                                                  ==========       ==========
TOTAL SUBFRANCHISORS / MASTER LICENSORS SHARE
  OF CONTINUING & FRANCHISE FEES AND TRADEMARK
  LICENSE FEES ON CONTINUING, FRANCHISE, MASTER
  LICENSE & SUBFRANCHISE FEES                     $9,777,740       $7,994,170
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

Liquidity And Capital Resources

      During fiscal years 1998, 1997 and 1996 the Company did not incur any material capital commitments. As of June 30, 1998, the Company's working capital was $9,465,000 and total cash and investments were $12,202,000.

      The Company generated cash flows from operating activities of $2,090,000, $1,919,000 and $2,042,000 in the fiscal years ended June 30, 1998, 1997 and
1996, respectively. The increase in fiscal 1998 was primarily the result of collections on notes receivable and higher depreciation and amortization, and was partially offset by an increase in accounts receivable and decreases in accounts payable and deferred revenues. The decrease in fiscal 1997 as compared to fiscal 1996 was due to lower net income, an increase in notes receivable, and a decrease in income taxes payable, partially offset by an increase in accounts payable.

      Net cash used in investing activities during fiscal 1998, 1997 and 1996 totaled $688,000, $2,096,000 and $5,534,000, respectively. The greater use of cash in fiscal 1997 when compared to fiscal 1998 was due to the purchase of international trademark rights. The greater use of cash in fiscal 1996 when compared to fiscal 1997 was due to the net purchase of investments in that year.

      Net cash used in financing activities was $913,000 in fiscal 1998 and $619,000 in fiscal 1997. Net cash provided by financing activities was $3,898,000 in fiscal 1996. The increase in the use of cash from fiscal 1997 to fiscal 1998 was due to the implementation of a plan announced by the Company in fiscal 1998 to repurchase up to 250,000 shares of its Common Stock. As of June 30, 1998 the Company had repurchased 65,500 shares pursuant to this plan. The net cash provided in fiscal 1996 resulted from the stock offering which occurred in that year.

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

      The Company utilizes personal computers that are connected to a network for all of its employee workstations. These personal computers all utilize Microsoft Windows NT as their operating system. The Company believes that the Windows NT operating system is Year 2000 compliant. Additionally, the Company recently installed new software to operate all of its accounting operations. The Company believes this new software, and the computer hardware on which it runs, to be Year 2000 compliant. Management anticipates that all accounting operations will be performed using the Year 2000 compliant software by March 1999. The majority of the costs of installing and implementing the aforementioned software and hardware had been incurred prior to June 30, 1998. The Company anticipates that any additional expenditures to complete the implementation will be funded from cash flow generated by operations.

      The Company primarily does business with its subfranchisors and its franchisees who in turn deal with retail customers and food distribution companies. The Company has considered the transactions it conducts with its subfranchisors and franchisees in its analyses of the Year 2000 issue, and believes that it has completed substantially all modifications to the computer systems used in these transactions to ensure the systems are Year 2000 compliant. The Company is not certain as to whether the computer software and business systems of its franchisees' suppliers are Year 2000 compliant. The failure or delay of these distributors to successfully address the Year 2000 issue may result in delays in placing or receiving orders for goods and services at the store level. Such delays may result in lost revenues for the franchisees, and in turn, lower continuing fee revenue for the Company. The Company anticipates that such delays and lost revenues, if any, would be minimal.

      The Company intends to continue to monitor its Year 2000 compliance and to correct any noncompliance as it is discovered. Management anticipates funding such efforts out of operating cash flow. The Company believes that the effects of any noncompliance on its part, or by its customers and suppliers, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 8. FINANCIAL STATEMENTS

      The following financial statements of the Company and the report of independent accountants thereon are set forth following the Index of Financial Statements on page F-1 of this report:

      Report of independent accountants

      Consolidated balance sheets at June 30, 1998 and 1997

      Consolidated statements of income for each of the three years in the period ended June 30, 1998

      Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 1998

      Consolidated statements of cash flows for each of the three years in the period ended June 30, 1998

      Notes to consolidated financial statements

      Report of independent accountants on financial statement schedule

      Consolidated schedule of valuation and qualifying accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS

      Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1998.

      Information regarding all of the Company's executive officers is included in Part I at Item 3a.

Item 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after June 30, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.    Financial statements:

            Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

            2.    Financial statement schedule:

            The financial statement schedule filed as part of this report is listed under Part II, Item 8 of this Form 10-K.

            3.    Exhibits:

            The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number   Description
------   -----------

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

10.2 Modification Agreement dated as of November 15, 1977 by and among Peter DeCarlo, Anthony P. Conza and David L. Siegel*

10.3 Agreement dated as of June 15, 1981 by and between Peter DeCarlo, Anthony P. Conza and David L. Siegel*

10.4 Agreement dated as of June 1, 1977 by and between Anthony P. Conza and David L. Siegel and International Blimpie Corporation*

10.5 Agreement dated as of December 15, 1980 by and between International Blimpie of Illinois, Inc. and International Blimpie Corporation*

10.6 Trademark Distribution Agreement dated July 18, 1984 by and between International Blimpie Corporation and ISM, Inc. and Anthony P. Conza, Peter DeCarlo and David Siegel*

10.7 Agreement dated April 30, 1992 by and between Astor Restaurant Group, Inc. and Blimpie of California, Inc. and ISM, Inc.*

10.8 Replacement Subfranchise Agreement dated as of October 17, 1991 by and between Astor Restaurant Group, Inc. and Patrick J. Pompeo and Joseph Conza*

10.9 Agreement dated July 19, 1991 by and between Metropolitan Blimpie, Inc. and Astor Restaurant Group, Inc.*

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

10.18 Agreement dated as of January 31, 1992 by and between Astor Restaurant Group, Inc. and Barber & Bronson, Inc.*

10.19    Blimpie Retirement Plan 401(k) Profit Sharing Plan*

10.20    Copy of the Company's Group Life, Accident and Health Insurance Policy*

10.21 Agreement dated December 18, 1991 between Astor Restaurant Group, Inc. and Llewellyn Distributors, Inc.*

10.22 Agreement dated March 1, 1992 between Blimpie International, Inc. and International Southwest Blimpie, Inc.*

10.23 Agreement dated March 1, 1992 between Blimpie International, Inc. and Blimpie of Atlanta, Inc.*

10.24    1993 Stock Incentive Plan*

10.25    Form of Option Issuable Under the 1993 Stock Incentive Plan*

10.26    Standard Form of Franchise Agreement*

10.27    Standard Form of Subfranchise Agreement*

10.28 Agreement dated June 13, 1991 by and between International Blimpie Co., an unincorporated division of Astor Restaurant Group, Inc. and Blimpie Fifty-Seven, Inc.*

10.29 Form of indemnity agreement between the Company and its directors and/or officers*

10.30    Standard Form of Sublease Agreement*

10.31 Lease dated February 18, 1993 between Lafayette Astor Associates and 740 Broadway Top Floor Corp. and Guaranty of Blimpie International, Inc. with respect thereto*

10.32 Fourth Lease Modification Agreement dated April 27, 1994 between First Capital Income Properties, Ltd., - Series IX and Blimpie Capital Corporation*

10.33 Agreement dated July 19, 1993 by and between Marc Haskell, Andrew Whitman, Riaz Baksh and The Border Cafe, Inc. and Blimpie International, Inc.*

10.34 Agreement dated May 24, 1993 by and between Metropolitan Blimpie, Inc., Anthony P. Conza, David L. Siegel and Blimpie International, Inc.*

10.35 Equipment Lease Agreement dated January 24, 1992 by and between Rapid Leasing International, Inc. and Consal Enterprises, Inc.*

10.36 License Agreement dated July 19, 1993 between The Border Cafe, Inc. and Blimpie International, Inc.*

10.37 Promissory Note, Note Addendum and Pledge Agreement dated March 24, 1995 between Joseph Conza and the Company*

10.38    Form of Warrant Issued to Non-Employee Directors*

10.39    Warrant dated February 12, 1993 Issued to Barber & Bronson
         Incorporated*

10.40    Option dated September 15, 1994 Issued to Kirschenbaum & Bond, Inc.*

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

      (b) Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLIMPIE INTERNATIONAL, INC.


Dated: September 25, 1998           By: /s/ Anthony P. Conza
                                       -----------------------------------------
                                       Anthony P. Conza, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Principal Executive Officer


Date:  September 25, 1998           /s/ Anthony P. Conza
                                    --------------------------------------------
                                    Anthony P. Conza, Chairman and Chief
                                      Executive Officer

                                    Principal Financial And Accounting Officer


Date: September 25, 1998            /s/ Brian D. Lane
                                    --------------------------------------------
                                    Brian D. Lane, Vice President, Chief
                                      Financial Officer


Date: September     , 1998
                                    --------------------------------------------
                                    David L. Siegel, Vice Chairman, Chief
                                      Operating Officer and General Counsel


Date: September 25, 1998            /s/ Patrick J. Pompeo
                                    --------------------------------------------
                                    Patrick J. Pompeo, Executive Vice
                                      President and Director


Date: September 25, 1998            /s/ Charles G. Leaness
                                    --------------------------------------------
                                    Charles G. Leaness, Executive Vice
                                      President, Secretary and Director


Date: September 25, 1998            /s/ Alvin Katz
                                    --------------------------------------------
                                    Alvin Katz, Director


Date: September 25, 1998            /s/ Harry G. Chernoff
                                    --------------------------------------------
                                    Harry G. Chernoff, Director

                          INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants                                 F-1

      Consolidated Balance Sheets at June 30, 1998 and 1997             F-2

      Consolidated Statements of Operations for each of the three
        years in the period ended June 30, 1998                         F-3

      Consolidated Statements of Changes in Shareholders' Equity for
        each of the three years in the period ended June 30, 1998       F-4

      Consolidated Statements of Cash Flows for each of the three
        years in the period ended June 30, 1998                         F-5

      Notes to Consolidated Financial Statements                        F-6

      Report of Independent Accountants on Financial Statement
        Schedule                                                        F-21

      Consolidated Schedule of Valuation and Qualifying Accounts
        for each of the three years in the period ended June 30, 1998   F-22

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Blimpie International, Inc. and Subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                    /s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
August 17, 1998

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(in thousands except for per share amounts)
---------------------------------------------------------------------------------
                                                                    June 30
Assets                                                          1998       1997
---------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                             $  4,021   $  3,532
        Investments                                              4,495      4,462
        Accounts receivable, less allowance of $107 in 1998
            and $83 in 1997                                      3,007      2,085
        Prepaid expenses and other current assets                  498        702
        Deferred income taxes                                      211          0
        Current portion of notes receivable                        569        986
                                                              --------   --------
Total current assets                                            12,801     11,767
                                                              --------   --------

Property and equipment - at cost less accumulated
        depreciation of  $1,262 in 1998 and $868 in 1997         1,584      1,253
                                                              --------   --------

Other assets:
        Notes receivable, less allowance of $165 in 1998
           and $60 in 1997 and less current portion              1,324      1,519
        Investments                                              3,686      3,878
        Deferred income taxes                                        0         76
        Trademarks - at cost, less accumulated amortization
           of $437 in 1998 and $154 in 1997                      8,568      8,704
        Other                                                      360        507
                                                              --------   --------
Total other assets                                              13,938     14,684
                                                              --------   --------
                                                              $ 28,323   $ 27,704
                                                              ========   ========
---------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------
Current liabilities:
        Accounts payable and other current liabilities        $  3,060   $  3,877
        Current portion of long-term debt                            0          5
        Income taxes payable                                       276          8
        Deferred income taxes                                        0        115
                                                              --------   --------
Total current liabilities                                        3,336      4,005
Deferred revenue                                                   736      1,325
Deferred income taxes                                              218          0
Trademark obligations                                            3,408      3,509

Shareholders' equity:
        Common stock, $.01 par value:
           Authorized shares - 20,000,000
           Issued and outstanding shares - 9,574,000 in 1998        96         95
              and 9,526,000 in 1997
        Additional paid-in capital                               8,420      8,210
        Retained earnings                                       12,519     10,744
        Net unrealized gain on marketable securities                51         26
                                                              --------   --------
                                                                21,086     19,075
        Treasury stock at cost - 66,000 shares in 1998            (251)         0
        Subscriptions receivable                                  (210)      (210)
                                                              --------   --------
Total shareholders' equity                                      20,625     18,865
                                                              --------   --------
                                                              $ 28,323   $ 27,704
                                                              ========   ========

See accompanying notes to consolidated financial statements

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for per share amounts)
--------------------------------------------------------------------------------------------
                                                                    Years Ended June 30
                                                                1998       1997       1996
                                                             ---------  ---------  ---------
Revenues:
     Continuing fees                                         $  17,343  $  15,391  $  12,465
     Subfranchisor fees, master license fees
        and sale of franchises                                   4,983      6,516      7,605
     Store equipment sales                                      14,374     14,935     13,503
     Management fees and other income                            1,175      1,285      1,418
                                                             ---------  ---------  ---------
                                                                37,875     38,127     34,991
Expenses:
     Subfranchisors' share of franchise and continuing fees     11,188     10,692      9,032
     Store equipment cost of sales                              12,192     13,024     12,271
     Selling, general and administrative expenses               11,417     10,008      8,168
                                                             ---------  ---------  ---------
                                                                34,797     33,724     29,471
                                                             ---------  ---------  ---------
Operating income                                                 3,078      4,403      5,520
Interest income                                                    846        890      1,015
                                                             ---------  ---------  ---------
Income before income taxes                                       3,924      5,293      6,535
Income taxes                                                     1,480      2,015      2,495
                                                             ---------  ---------  ---------
Net income                                                   $   2,444  $   3,278  $   4,040
                                                             =========  =========  =========
Basic earnings per share                                     $    0.26  $    0.34  $    0.43
                                                             =========  =========  =========
Diluted earnings per share                                   $    0.26  $    0.34  $    0.41
                                                             =========  =========  =========
Weighted average basic shares outstanding                        9,533      9,517      9,371
                                                             =========  =========  =========
Weighted average diluted shares outstanding                      9,549      9,761      9,592
                                                             =========  =========  =========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended June 30, 1998, 1997, and 1996

(in thousands except for per share amounts)
---------------------------------------------------------------------------------------------------------------------------
                                                            Common Stock
                                                     ----------------------
                                                                             Additional             Unrealized
                                                       Shares                 Paid-In    Retained    holding
                                                     Outstanding    Amount    Capital    Earnings   Gain (Loss)    Total
                                                     -----------  ---------  ----------  ---------  -----------  ---------
Balance - July 1, 1995                                     8,576  $      86  $    2,838  $   4,660  $       (18) $   7,566
    Stock incentive granted/stock options exercised           17                    141                                141
    Stock issued under Canadian trademark agreement           25                    272                                272
    Stock offering                                           863          9       4,453                              4,462
    Dividends paid                                                                            (568)                   (568)
    Net income                                                                               4,040                   4,040
    Net unrealized gain on marketable securities                                                             14         14
                                                     -----------  ---------  ----------  ---------  -----------  ---------
Balance - June 30, 1996                                    9,481         95       7,704      8,132           (4)    15,927

    Stock incentive granted/stock options exercised           20                    267                                267
    Stock issued under Canadian trademark agreement           25                    239                                239
    Dividends paid                                                                            (666)                   (666)
    Net income                                                                               3,278                   3,278
    Net unrealized gain on marketable securities                                                             30         30
                                                     -----------  ---------  ----------  ---------  -----------  ---------
Balance - June 30, 1997                                    9,526         95       8,210     10,744           26     19,075

    Stock incentive granted/stock options exercised           23          1         109                                110
    Stock issued under Canadian trademark agreement           25                    101                                101
    Dividends paid                                                                            (669)                   (669)
    Net income                                                                               2,444                   2,444
    Net unrealized gain on marketable securities                                                             25         25
                                                     -----------  ---------  ----------  ---------  -----------  ---------
Balance - June 30, 1998                                    9,574  $      96  $    8,420  $  12,519  $        51  $  21,086
                                                     ===========  =========  ==========  =========  ===========  =========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except for per share amounts)
----------------------------------------------------------------------------------------------
                                                                 Years Ended June 30
                                                               1998         1997        1996
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                   $   2,444   $   3,278   $   4,040
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                               706         441         238
       Incentive stock granted                                      98         255         136
       Decrease (increase) in:
          Accounts receivable                                     (922)       (629)       (763)
          Prepaid expenses and other current assets                204         (27)        (44)
          Other assets                                             118        (228)       (211)
          Deferred income taxes                                    (32)       (115)        190
          Notes receivable                                         612        (474)        536
       Increase (decrease) in:
          Accounts payable and other current liabilities          (817)        328        (853)
          Income taxes payable                                     268        (556)       (268)
          Deferred revenue                                        (589)       (354)       (959)
                                                             ---------   ---------   ---------
       Net cash provided by operating activities                 2,090       1,919       2,042
                                                             ---------   ---------   ---------
Cash Flows from Investing Activities
Purchase of available-for-sale securities                       (4,643)     (5,322)       (102)
Proceeds from sales of available-for-sale securities             4,832       8,463          74
Reinvested dividends of available-for-sale securities               (5)         (5)        (10)
Purchase of held-to-maturity securities                              0           0      (7,562)
Proceeds from held-to-maturity securities                            0           0       2,558
Purchase of international trademarks                              (147)     (4,646)          0
Proceeds from sale of property and equipment                         0          14          17
Acquisition of property, plant and equipment                      (725)       (600)       (509)
                                                             ---------   ---------   ---------
       Net cash used in investing activities                      (688)     (2,096)     (5,534)
                                                             ---------   ---------   ---------
Cash Flows from Financing Activities
Purchase of treasury stock                                        (251)          0           0
Proceeds from stock warrants/options exercised                      12          12           5
Proceeds from stock offering                                         0           0       4,462
Collections on officers notes receivable for stock purchase          0          42           5
Cash dividend paid                                                (669)       (666)       (568)
Repayment of long term debt                                         (5)         (7)         (6)
                                                             ---------   ---------   ---------
       Net cash provided by (used in) financing activities        (913)       (619)      3,898
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents               489        (796)        406
Cash and cash equivalents at beginning of year                   3,532       4,328       3,922
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of year                     $   4,021   $   3,532   $   4,328
                                                             =========   =========   =========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1: Description of Company

      Blimpie International, Inc. (the "Company") engages in franchising, subfranchising and master licensing the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs. The Company franchises BLIMPIE(R) Subs & Salads and Pasta Central(TM) and is the majority owner of Maui Tacos International, Inc., the franchisor of Maui Tacos(TM) and Smoothie Island(TM). BLIMPIE Subs & Salads offers a quick-service, healthy, sub sandwich in approximately 2,000 franchise stores operating throughout the United States and in 12 other countries. The Company currently is developing Pasta Central, Maui Tacos and Smoothie Island, and anticipates that the first location for each concept will open before December 31, 1998. Pasta Central's baked pasta meals address current eating trends for eat-in or take home replacement meals. Maui Tacos restaurants provide a health-oriented, affordable menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Smoothie Island is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the Blimpie, Pasta Central, and Maui Tacos locations. The Company also provides professional store design services and equipment sales through its wholly-owned subsidiary, B I Concept Systems, Inc. Currently, the Company does not operate any of the restaurants, subfranchisor or master licensor areas within the Blimpie International system.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2: Summary of Significant Accounting Policies (continued)

Investments

      Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Fair value is estimated based on quoted market prices for those or similar investments. Net unrealized gains and losses, determined on the specific identification method, on securities classified as available-for-sale are carried as a separate component of Shareholders' equity.

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

Trademarks

      Trademarks are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of 15-40 years. Amortization expense was $295,000 in 1998, $135,000 in 1997 and $19,000 in 1996.

Advertising

      The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $429,000 in 1998, $477,000 in 1997 and $427,000 in 1996.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2: Summary of Significant Accounting Policies (continued)

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

Earnings per Share

      In February, 1997 the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common share outstanding for the period. The Company adopted SFAS 128 in 1998. All EPS amounts for all periods have been presented and, where appropriate, restated to conform to the provisions of SFAS 128.

Supplemental Disclosure of Cash Flow Information

                                                        Years Ended June 30
                                                ----------------------------------
                                                   1998        1997        1996
                                                ----------  ----------  ----------
Cash paid during the year for:
  Interest                                      $    3,000  $    3,000  $    3,000
  Income taxes                                   1,143,000   2,571,000   3,509,000
Noncash investing and financing activities:
  Stock issued under Canadian trademark
    agreement                                      101,000     239,000     272,000
  Purchase of international trademarks                   0   3,509,000           0
  Net unrealized gain on marketable securities      25,000      30,000      14,000

Reclassifications

      Certain amounts have been reclassified to conform with current year presentation.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3: Investments

      The following is a summary of available-for-sale securities included in investments as of June 30:

                                              Unrealized       Fair
1998                                 Cost     Gain (Loss)      Value
                                 -----------  -----------   -----------
Available-for-Sale Securities:
  Current:
    Common stocks                $    61,000  $    28,000   $    89,000
    Preferred stocks                 258,000        3,000       261,000
    Mutual funds                     149,000        1,000       150,000
    U. S. Government securities    3,966,000       29,000     3,995,000
                                 -----------  -----------   -----------
                                   4,434,000       61,000     4,495,000
  Long-Term
    U. S. Government securities    3,696,000      (10,000)    3,686,000
                                 -----------  -----------   -----------

                                 $ 8,130,000  $    51,000   $ 8,181,000
                                 ===========  ===========   ===========
1997

Available-for-Sale Securities:
  Current:
    Common stocks                $    61,000  $    19,000   $    80,000
    Preferred stocks                 178,000        5,000       183,000
    Mutual funds                     125,000       (1,000)      124,000
    U. S. Government securities    4,071,000        4,000     4,075,000
                                 -----------  -----------   -----------
                                   4,435,000       27,000     4,462,000
  Long-Term
    U. S. Government securities    3,879,000       (1,000)    3,878,000
                                 -----------  -----------   -----------
                                 $ 8,314,000  $    26,000   $ 8,340,000
                                 ===========  ===========   ===========

      The contractual maturities of long-term debt securities at June 30, 1998 are as follows: $1,849,000 in 2000 and $1,837,000 in 2001.

      On February 19, 1997, the Company sold held-to-maturity securities with an aggregate cost of $2,646,000 and realized a gain of $28,000. The proceeds from the sale were $2,674,000.

      At June 30, 1997, United States Treasury notes previously categorized as being held-to-maturity were recategorized as available-for-sale. Accordingly, this group of securities has been marked to market with the resulting adjustment reported in shareholders' equity.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 4: Notes Receivable

      Notes receivable consisted of the following as of June 30:

                                                                    1998             1997
                                                              ---------------  ---------------
Notes from subfranchisors, with interest ranging from 8% to
 13% payable at various dates through June, 2006                 $ 1,261,000      $ 2,066,000
Notes receivable from sale of discontinued segment due in
 weekly installments including interest of 10% per annum
 through March, 2000                                                  67,000           80,000
Notes receivable from an officer due in semi-monthly
 installments including interest of 8% per annum through
 April, 2000                                                          51,000           53,000

Receivable from a leasing company arising from participation in franchisee equipment leases with interest ranging from
 7% to 17% payable at various dates through June, 2003               679,000          366,000
                                                              ---------------  ---------------
                                                                   2,058,000        2,565,000
Allowance for doubtful accounts                                      165,000           60,000
                                                              ---------------  ---------------
                                                                   1,893,000        2,505,000
Current maturities                                                   569,000          986,000
                                                              ---------------  ---------------
                                                                 $ 1,324,000      $ 1,519,000
                                                              ===============  ===============

Note 5: Property and Equipment

      The major components of property and equipment and depreciation periods as of June 30 are:


                                                           Cost
                                             ----------------------------------    Depreciation
Item                                               1998             1997              Period
-------------------------------------------  ----------------  ----------------  -----------------
Building and other                                 $  160,000       $   81,000   7-14 years
Office furniture and fixtures                       2,169,000        1,855,000   5-10 years
Automobiles                                           185,000          185,000   5 years
Software                                              332,000                0   5 years
                                             ----------------  ----------------
                                                    2,846,000        2,121,000
Less accumulated depreciation                       1,262,000          868,000
                                             ----------------  ----------------
                                                   $1,584,000       $1,253,000
                                             ================  ================

      Depreciation expense was $394,000 in 1998, $306,000 in 1997, and $212,000 in 1996.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 6: Trademark Obligations

      Trademark obligations consist of the following as of June 30:

                                                                    1998             1997
                                                              ---------------  ---------------
Amount payable to related parties in connection with
 acquisition of international trademarks (see Note 9)             $3,000,000       $3,000,000

Common shares issuable in connection with acquisition of
 Canadian trademark (see Note 9)                                     408,000          509,000
                                                              ---------------  ---------------
                                                                  $3,408,000       $3,509,000
                                                              ===============  ===============

Note 7: Income Taxes

      The provision for income taxes is comprised as follows for the years ended June 30:

                                          1998           1997           1996
                                      ------------   ------------   ------------
Federal
  Current                               $1,264,000     $1,810,000     $1,959,000
  Deferred                                 (28,000)       (98,000)       161,000
                                      ------------   ------------   ------------
                                         1,236,000      1,712,000      2,120,000
                                      ------------   ------------   ------------

State
  Current                                  248,000        320,000        346,000
  Deferred                                  (4,000)       (17,000)        29,000
                                      ------------   ------------   ------------
                                           244,000        303,000        375,000
                                      ------------   ------------   ------------
                                        $1,480,000     $2,015,000     $2,495,000
                                      ============   ============   ============

      The following is a reconciliation of income taxes to normal expected Federal income tax computed by applying statutory rates for the years ended June 30:

                                          1998           1997           1996
                                      ------------   ------------   ------------
Federal statutory rate - 34%            $1,334,000     $1,800,000     $2,222,000
State or local taxes, net of federal
benefit                                    159,000        198,000        245,000
Non deductible expenses                     48,000         23,000         27,000
Other                                      (61,000)        (6,000)         1,000
                                      ------------   ------------   ------------
                                        $1,480,000     $2,015,000     $2,495,000
                                      ============   ============   ============

      For the year ended June 30, 1995, the Internal Revenue Service granted a change in accounting method relating to the recognition, for tax purposes, of subfranchisor and franchise revenue and related expenses. The revenue and related expenses from these changes are recognized for tax purposes in equal amounts over a six year period from June 1995 to June, 2000. The components of

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 7: Income Taxes (continued)

temporary differences and their tax effects which comprise the Company's net deferred tax asset (liability) are as follows at June 30:

                                         1998          1997
                                     -----------   -----------
Deferred tax assets:
  Franchise revenue recognition         $197,000      $146,000
  Other                                  108,000       133,000
                                     -----------   -----------
                                         305,000       279,000
                                     -----------   -----------
Deferred tax liabilities:
  Subfranchisor revenue recognition     (312,000)     (318,000)
                                     -----------   -----------
                                         $(7,000)     $(39,000)
                                     ===========   ===========

Note 8: Commitments and Contingencies

      The Company leases its facilities under noncancelable operating leases, expiring in various years through the year 2012. The minimum future annual rentals under these noncancelable operating leases as of June 30, 1998 for each of the next five years and in the aggregate, are as follows:

                            Year                Amount
                       --------------     ----------------
                            1999             $  414,000
                            2000                418,000
                            2001                383,000
                            2002                393,000
                            2003                278,000
                         Thereafter             214,000
                                          ----------------
                                             $2,100,000
                                          ================

      The Company is also obligated for increases in real estate taxes and operating costs. Rent expenses including real estate taxes and operating costs amounted to $425,000 in 1998, $383,000 in 1997 and $307,000 in 1996.

      The Company's leasing subsidiaries execute leases for the approved Blimpie restaurant locations. The subsidiaries have been organized for the purpose of negotiating and signing the primary lease and, after execution, sublease the premises to a franchisee. Under the terms of the agreement, the subsidiary's liability is limited to it's net assets and the landlord agrees to not commence any legal proceedings against Blimpie International, Inc. The franchisee assumes the payment of rent and agrees to perform all terms, convenants and conditions of the original lease. Since the franchisee is substituted under the original lease agreement and the subsidiary is secondarily liable only to the extent of it's net assets, accounting and reporting of the sublease is not included in the consolidated financial statements. As of June 30, 1998, there were 548 leasing subsidiaries with aggregate net assets of $540,000, which are included in cash and other assets on the consolidated balance sheet. The terms of these leases range from 5 to

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8: Commitments and Contingencies (continued)

20 years. The minimum annual lease payments for the fiscal years ending June 30 are as follows:

                                  Year               Amount
                            -----------------  -----------------
                                  1999             $15,064,000
                                  2000              14,429,000
                                  2001              12,878,000
                                  2002              11,091,000
                                  2003               9,583,000
                               Thereafter           23,022,000
                                               -----------------
                                                   $86,067,000
                                               =================

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

      Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of June 30, 1998 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

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

      The Company, pursuant to 99 year grants made to it in 1976 by Messrs. Conza and Siegel, has the exclusive right to distribute the Blimpie trademarks and license the use of the Blimpie marketing system throughout the Conza-Siegel Territory. By agreement dated July 19, 1991 (the "1991 Agreement"), MBI granted to the Company the right to license the Blimpie trademarks and Blimpie marketing system throughout the MBI Territories (with specific exceptions). Pursuant to the 1991 Agreement, the Company may also exploit the rights possessed by MBI outside of the USA with respect to the Blimpie trademarks and Blimpie marketing system. In consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company from the sales of franchises within the MBI Territories and outside of the USA, subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July, 2090, provided that the Company continues

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9: Trademarks (continued)

to pay said minimum annual payments. The payments made to MBI under this arrangement were $837,000 in 1998, $968,000 in 1997 and $785,000 in 1996.

      On February 18, 1997, the Company entered into an agreement with Anthony
P. Conza and David L. Siegel to acquire the ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system owned by such individuals. The agreement supersedes a licensing agreement pertaining to such international trademark and marketing system rights which the Company had previously entered into with such individuals. Pursuant to the agreement, the Company acquired the rights for $4.5 million of cash paid at closing, plus certain contingent payments. The contingent payments would generally be required once cumulative international revenues exceed $5,000,000. The contingent payments of $150,000 per year would generally commence on January 1, 2002 and continue for 50 years. The agreement also provides Messrs. Conza and Siegel with an option to require, anytime prior to January 1, 2001, the Company to pay $3,000,000 of cash to Messrs. Conza and Siegel in exchange for a cancellation of their right to receive the contingent payments. As of June 30, 1998, the Company believes it is probable that Messrs. Conza and Siegel will elect to effect a cancellation of the contingent payments in exchange for the receipt of $3,000,000. Therefore, the Company has recorded, at June 30, 1998, the remaining international trademark rights and related trademark obligation of $3,000,000 on the balance sheet as trademark assets and trademark obligations, respectively.

      On October 1, 1995, the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party ("claimant") who had filed trademark registration documents seeking Canadian trademark protection for the word "Blimpie" prior to the time the Company made such filings in Canada. Pursuant to the agreement, the Company acquired all rights held by the claimant in said Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's common stock at the rate of 25,000 shares per year. As of June 30, 1998, 75,000 shares of common stock had been issued to the claimant. The future installments of such shares are subject to the claimant's ongoing compliance with various conditions specified in the agreement.

Note 10: Related Party Transactions

      The Company had numerous transactions which result from written agreements between the Company and subfranchisors who are related parties. The following is a summary of the types of transactions and revenue or expense recognized related to these transactions for the years ended June 30:

                                       Revenue or Expense
        Related Party                      Recognized               1998        1997        1996
--------------------------------    --------------------------   ----------  ----------  ----------
Georgia Enterprises, Inc., a        Revenue derived from area    $3,814,000  $3,122,000  $2,981,000
 corporation partially owned by     Management fees earned            4,000     168,000     245,000
 two officers of the Company        Fees paid to subfranchisor      990,000     984,000     894,000

Llewellyn Distributors, Inc.,       Revenue derived from area       649,000     716,000     874,000
 a corporation partially owned      Management fees earned          119,000     101,000      85,000
 by an officer of the Company       Fees paid to subfranchisor      254,000     289,000     339,000

International Southwest Blimpie,    Revenue derived from area       544,000     532,000     742,000
 Inc., a corporation principally    Management fees earned            8,000      49,000      61,000
 owned and controlled by an         Fees paid to subfranchisor      143,000     150,000     165,000
 officer of the Company

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

      During fiscal year ended June 30, 1992, certain officers issued demand notes to the Company in the amount of $270,000 for the purchase of shares of the Company's common stock. The balance of these notes have been recorded as a reduction to equity as subscriptions receivable. In April, 1994, an officer was granted an additional loan of $20,000 against these shares. These notes bear interest at the rate of 5% per annum, payable quarterly. Interest income of $12,000, $12,000 and $14,000 was recognized by the Company for the years ended June 30, 1998, 1997 and 1996, respectively.

      The Company pays rent based on use of an apartment in New York City, which is owned by an officer/employee of the Company. Rental expense of $11,000, $8,000 and $7,000 was recognized for the years ended June 30, 1998, 1997 and 1996, respectively. (See Note 6 and Note 9 with regard to trademark transactions with related parties).

Note 11: Stock Options and Warrants

      The Company has established an Omnibus Stock Incentive Plan ("the Plan") which permits the Company to award various forms of incentive compensation. Through June 30, 1998, the Company has issued incentive and nonstatutory stock options and stock grants under the Plan. The options are exercisable at the fair market value on the date of grant. The options and stock grants provide for vesting at the rate of 20% per annum. In connection with the issuance of the stock grants, the Company recognized compensation expense of $98,000 in 1998, $255,000 in 1997 and $136,000 in 1996.

      Option activity under the Plan is as follows:

                                                              Weighted
                                                               Average
                                                 Number of    Exercise
                                                  Options       Price
                                               -------------  ---------

       Outstanding at July 1, 1995                  150,150    $ 5.76
          Granted                                     8,000      9.81
          Exercised                                  (4,100)     7.78
          Canceled                                     (400)     7.25
                                               -------------
       Outstanding at June 30, 1996                 153,650      5.92
          Granted                                   267,000      6.39
          Exercised                                  (2,200      6.77
          Canceled                                   (5,800     11.00
                                               -------------
       Outstanding at June 30, 1997                 412,650      6.15
          Granted                                    15,500      4.86
          Exercised                                  (3,750)     3.25
          Canceled                                  (44,000)     6.28
                                               -------------
       Outstanding at June 30, 1998                 380,400    $ 6.11
                                               =============

       Options exercisable:
          At June 30, 1996                           72,990    $ 5.47
          At June 30, 1997                          153,820      5.82
          At June 30, 1998                          212,600      5.98

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 11: Stock Options and Warrants (continued)

      The following table summarizes information concerning options outstanding and exercisable at June 30, 1998:

                           Options Outstanding            Options Exercisable
                  ------------------------------------  ----------------------
                                 Weighted
                                  Average     Weighted                Weighted
    Range of                     Remaining     Average                 Average
    Exercise         Number     Contractual   Exercise    Number      Exercise
     Prices       Outstanding       Life        Price   Exercisable     Price
----------------  -----------   -----------   --------  -----------   --------
$3.250 - $3.688        45,750       0.44        $3.29        42,150     $3.26
$5.500 - $6.063       239,750       3.72         6.05        96,850      6.05
$6.375 - $7.250        84,400       1.50         7.20        68,500      7.19
$9.125 - $14.750       10,500       2.88        11.07         5,100     10.81
                  -----------                           -----------
                      380,400       2.81         6.11       212,600      5.98
                  ===========                           ===========

      The Company has issued common stock purchase warrants and stock options to various individuals in consideration of services provided to the Company. None of these securities have been exercised as of June 30, 1998. The following table summarizes information concerning common stock purchase warrants and options held by non-employees as of June 30, 1998:

                                         Number of     Exercise     Expiration
Security Holder                          Warrants        Price         Date
-------------------------------------    ---------     ---------    ----------
Outside members of Board of Directors        8,000        $ 8.88    Sept. 2000
Outside members of Board of Directors       15,000          6.00    Nov. 1998
Unaffiliated advertising agency             10,985          7.51    May 2000
Unaffiliated advertising agency             10,986          7.51    Sept. 2000
Underwriter of 1995 common stock
  offering                                 150,000          8.58    Aug. 2000
Minority shareholder of MTII                50,000          4.75    Oct. 2002

      On July 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plan. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996: risk-free interest rates of approximately 6.0%; dividend yield of $0.07 per share; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of 4.5 years.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 11: Stock Options and Warrants (continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, assuming SFAS 123 had been adopted, is as follows:

                                        1998         1997          1996
                                    -----------  ------------  ------------

Net income as reported               $2,444,000    $3,278,000    $4,040,000
Pro forma net income                  2,281,000     3,224,000     4,036,000
Pro forma net income per share:
  Basic                                   $0.24         $0.34         $0.43
  Diluted                                 $0.24         $0.33         $0.41

Note 12: Employee Benefit Plan

      The Company maintains a 401(k) Profit Sharing Plan available to substantially all employees. Under the plan the Company can elect to make matching contributions of up to 100% of the elective deferral contributions. During the year ended June 30, 1998, 1997 and 1996, contributions charged to earnings were $53,000, $48,000 and $24,000 respectively.

Note 13: Business Segment Information

      In June, 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which the Company adopted in 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

      During 1996 the Company began operations outside of the United States. As of June 30, 1998 the Company has sold master licenses in Argentina, Bahrain, Canada, Cyprus, Dominican Republic, Egypt, Greece, Jordan, Kuwait, Lebanon, Northern Ireland, Oman, Panama, Peru, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Saudi Arabia, South Africa, Spain, United Arab Emirates, Great Britain, Uruguay, and Venezuela. Franchisees are operating in the following countries: Argentina, Canada, Cyprus, Dominican Republic, Jordan, Panama, Peru, Poland, Saudi Arabia, South Africa, Spain, and Great Britain. There were no capital expenditures outside of the United States in 1998, 1997 or 1996.

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13: Business Segment Information (continued)

      Financial information by geographic area is as follows for the years ended June 30:

                                                                                 Depreciation
                                               Operating       Identifiable          And
1998                           Revenue           income           Assets         Amortization
                           ----------------  ---------------  ---------------  ----------------
Franchise operations:
  United States                $ 22,836,000      $ 2,497,000     $ 17,413,000         $ 337,000
  International                     663,000        (502,000)        8,397,000           309,000
Equipment                        14,376,000        1,083,000        2,513,000            60,000
                           ----------------  ---------------  ---------------  ----------------
                               $ 37,875,000      $ 3,078,000     $ 28,323,000         $ 706,000
                           ================  ===============  ===============  ================
1997
Franchise operations:
  United States                $ 21,066,000      $ 3,220,000     $ 16,867,000         $ 239,000
  International                   2,028,000          179,000        9,078,000           154,000
Equipment                        15,033,000        1,004,000        1,759,000            48,000
                           ----------------  ---------------  ---------------  ----------------
                               $ 38,127,000      $ 4,403,000     $ 27,704,000         $ 441,000
                           ================  ===============  ===============  ================

Note 14: Subfranchisor Fees and Franchise Revenue

Franchise Fees and Costs

The initial non-refundable fee for franchisees that have never owned a Blimpie restaurant is $18,000, which is payable in cash at the time of execution of the franchise agreement. Additional franchises are awarded at lesser amounts based upon the number of units awarded. The initial non-refundable fee for new concept franchisees, such as convenience stores, institutional food service entities, colleges, schools, mass feeders, hospitals and others range from $1.00 to $18,000 (dependent upon the number of new concept transactions executed, the location of the new concept franchisee, the marketing area and other subjective concerns). The Company reserves the right to issue franchises to its subfranchisors or their designees for $1.00 to $5,000 each in order to accelerate the development of the area of the subfranchisor. The Company defers recognition of the revenues and costs related to these transactions until the restaurant is opened. The number of franchised restaurants open as of June 30, 1998, 1997, and 1996 were 1,972 (1,935 United States, 37 International), 1,684
(1,667 United States, 17 International), and 1,407 (1,402 United States, 5 International) respectively. The following is a summary of the deferred franchise revenues and costs.

                                                                       Number
                                      Revenue          Costs          of Units
                                    -----------     -----------     -----------
  Balance June 30, 1995              $4,006,000      $2,982,000             709
  Franchises awarded                  3,881,000       3,020,000             774
  Revenue recognized                 (3,991,000)     (3,092,000)           (605)
                                    -----------     -----------     -----------
  Balance June 30, 1996               3,896,000       2,910,000             878
  Franchises awarded                  3,356,000       2,612,000             632
  Revenue recognized                 (3,711,000)     (2,834,000)           (737)
                                    -----------     -----------     -----------
  Balance June 30, 1997               3,541,000       2,688,000             773
  Franchises awarded                  2,672,000       2,092,000             439
  Revenue recognized                 (3,308,000)     (2,556,000)           (697)
                                    -----------     -----------     -----------
  Balance June 30, 1998              $2,905,000      $2,224,000             515
                                    ===========     ===========     ===========

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14: Subfranchisor Fees and Franchise Revenue (continued)

Subfranchisor and Master Licensor Fees

      The subfranchisor and master licensor fee ranges from $10,000 to $575,000. These fees are established by calculating the population of the area of the subfranchisor or master licensor and multiplying the population by $0.10 for the United States and $0.01 for International. Subfranchisors and master licensors in operation as of June 30, 1998, 1997, and 1996 were 105 (86 United States, 19 International), 121 (105 United States, 16 International), and 117 (109 United States, 8 International) respectively. During the year ended June 30, 1995, the Company implemented new subfranchisor agreements which provide for annual renewals. Pursuant to the new form of agreement, the Company sells a territory to a subfranchisor or master licensor for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. If the subfranchisor or master licensor has met all terms and conditions of the subfranchise or master license agreement during the initial one year term and each of the one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. Future annual renewals for existing agreements for the years ending June 30 are as follows:

               1999                                           $   532,000
               2000                                               349,000
               2001                                               163,000
               2002                                               109,000
               2003                                                56,000
               Thereafter                                          96,000
                                                              -----------
                                                              $ 1,305,000
                                                              ===========

      The following is a summary of the remaining deferred subfranchisor fees:

               Balance June 30, 1995                          $ 1,614,000
               Revenue recognized                                (921,000)
                                                              -----------
               Balance June 30, 1996                              693,000
               Revenue recognized                                (221,000)
                                                              -----------
               Balance June 30, 1997                              472,000
               Subfranchisor fees                                  32,000
               Contracts amended                                 (180,000)
               Revenue recognized                                (269,000)
                                                              -----------
               Balance June 30, 1998                          $    55,000
                                                              ===========

Blimpie International, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 15: Earnings Per Share

      Earnings per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:

                                                     1998          1997          1996
                                                 ------------  ------------  ------------
Net income                                         $2,444,000    $3,278,000    $4,040,000
                                                 ============  ============  ============
Calculation of weighted average shares
  outstanding plus assumed conversions:
    Weighted average basic shares outstanding       9,533,000     9,517,000     9,371,000
    Effect of dilutive employee stock options          16,000       244,000       534,000
                                                 ------------  ------------  ------------
    Weighted average diluted shares outstanding     9,549,000     9,761,000     9,905,000
                                                 ============  ============  ============

Basic earnings per share                                $0.24         $0.34         $0.43
                                                 ============  ============  ============
Diluted earnings per share                              $0.24         $0.33         $0.41
                                                 ============  ============  ============

Note 15: Quarterly Information (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the twelve month periods ended June 30, 1998 and June 30, 1997.

                                             Quarter
                       --------------------------------------------------
1998                     First        Second       Third       Fourth         Total
                       -----------   ----------   ----------   ----------   -----------
Total Revenues         $10,033,000   $9,654,000   $8,309,000   $9,879,000   $37,875,000
Gross Profit             3,713,000    3,638,000    3,403,000    3,741,000    14,495,000
Net Income                 803,000      761,000      436,000      444,000     2,444,000
Earnings Per Share:
 Basic                       $0.08        $0.08        $0.05        $0.05         $0.26
 Diluted                     $0.08        $0.08        $0.05        $0.05         $0.26

1997
Total Revenues         $10,017,000   $9,186,000   $8,929,000   $9,995,000   $38,127,000
Gross Profit             3,735,000    3,386,000    3,277,000    4,013,000    14,411,000
Net Income                 941,000      850,000      756,000      731,000     3,278,000
Earnings Per Share:
 Basic                       $0.10        $0.08        $0.08        $0.08         $0.34
 Diluted                     $0.10        $0.08        $0.08        $0.08         $0.34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries

Our report on the consolidated financial statements of Blimpie International, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                    /s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
August 17, 1998

Blimpie International, Inc. and Subsidiaries
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands except for per share amounts)
-------------------------------------------------------------------------------------------------
    Column A                   Column B             Column C             Column D       Column E
-------------------------------------------------------------------------------------------------
                              Balance at    Charged to     Charged to                  Balance at
                             Beginning of    Cost and        Other                       End of
Description                     Period       Expenses       Account      Deductions      Period
Year ended June 30, 1998
    Accounts receivable           83            47             0             23           107
    Notes receivable              60           105             0              0           165

Year ended June 30, 1997
    Accounts receivable           47            78             0             42            83
    Notes receivable              47            13             0              0            60

Year ended June 30, 1996
    Accounts receivable          130            53             0            136            47
    Notes receivable              88             0             0             41            47