Form 10-K/A
period 1998-06-30
BLIMPIE INTERNATIONAL INC
filed 1998-10-29
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the"Report") to include Part III, Items 10, 11, 12 and 13 in the Report.

                           BLIMPIE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                         Commission File Number 0-21036

         New Jersey                                       13-2908793
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                        740 Broadway, New York, NY 10003
              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 673-5900

                                    Part III

Item 10. Directors, Executive Officers

The following table sets forth certain information concerning all directors and executive officers of the Company. All directors are elected at each Annual Meeting of Shareholders and serve until the immediately succeeding Annual Meeting and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.

Name                       Age     Position

Anthony P. Conza           58      Chairman of the Board, President and Chief
                                   Executive Officer

David L. Siegel            54      Vice Chairman of the Board, Chief Operating
                                   Officer and General Counsel

Patrick J. Pompeo          59      Director, Executive Vice President, Research
                                   and Development

Charles G. Leaness         48      Director, Executive Vice President - Senior
                                   Corporate Counsel and Secretary

Harry G. Chernoff          52      Director

Alvin Katz                 68      Director

Joseph A. Conza            44      Senior Vice President, President - B I
                                   Concept Systems, Inc.

Robert S. Sitkoff          45      Senior Vice President, President - Maui Tacos
                                   International, Inc.

Joseph W. Morgan           36      Senior Vice President, President - Blimpie
                                   Subs & Salads

Bruce A. Kolbinsky         37      Vice President - Franchise Development

Arthur L. Mancino          49      Vice President - New Business

Rebecca D. Killarney       41      Vice President - Marketing

Brian D. Lane              36      Vice President, Chief Financial Officer

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

      Mr. Leaness has been a member of the Company's Board of Directors since the Company commenced business operations, and served as the Company's Senior Vice President-Corporate Counsel for more than the past five years. In September,1995, he became an Executive Vice President. Mr. Leaness is also a principal shareholder, officer and director of Llewellyn Distributors, Inc., the Company's Subfranchisor for a part of New Jersey. Mr. Leaness received a Bachelor of Arts degree from Tulane University in 1972 and a Juris Doctor degree from New York Law School in 1982. Mr. Leaness is a practicing attorney in New York State. He currently serves as Director of the New York State Restaurant Association and is President of the New York City Chapter. Mr. Leaness received the 1997 Restaurateur of the Year award from the New York State Restaurant Association. Mr. Leaness also serves on the Board of Directors of the International Franchise Association (IFA) and the National Restaurant Association (NRA). See "Certain Relationships and Related Transactions."

      Mr. Katz was appointed to the Board of Directors of the Company on November 23, 1993. Mr. Katz has been a member since September 1993 of the Board of Directors of Nastech Pharmaceutical Company, Inc., a company engaged in the development of pharmaceuticals. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc. which is engaged in the manufacture of capital equipment in the chip manufacturing business; BCT International, Inc., a franchisor of thermo graphic printing plants; Mikron Instruments, Inc. a manufacturer of infrared temperature measuring instruments; and serves as Chairman of the Board of Ozo Diversified Automation, Inc., a manufacturer of driller and depaneling machines for circuit board manufacturers. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y.-Baruch School.

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

      Mr. Kolbinsky has been Vice President-Operations since July 1994. Since joining the Company in October, 1990, Mr. Kolbinsky has held the positions of National Training Director and National Director of Operations. After graduating from The University of North Carolina Chapel Hill in 1983 with a Bachelor of Arts in Business Administration, Mr. Kolbinsky became a supervisor for Domino's Pizza. Over the next six years he rose through the corporate ranks to the position of South Eastern Operations Director in 1988, a position he held until 1989. During 1989 and 1990, Mr. Kolbinsky operated several Subway( submarine sandwich franchise outlets.

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

Item 11. Executive Compensation

      The following table sets forth compensation awarded to, earned by or paid to the Chief Executive Officer and the four highest-paid executive officers of the Company who served as such at June 30, 1998 and whose annual compensation and bonus was $100,000 or more (collectively, the "Named Executive Officers"). Information with respect to salary, bonus, other annual compensation, restricted stock and options is included for the fiscal years ended June 30, 1998, 1997 and 1996. The Company has not paid any compensation that would qualify as "All Other Compensation," nor has the Company made payments to any named Executive Officer which may be categorized as "LTIP" payments in any of the three years in the period ended June 30, 1998.

                                                 Annual Compensation
                                Fiscal                                        Securities
                                 Year                                         Underlying
             Name and            Ended                         Other Annual    Options/
        Principal Position      June 30  Salary($)  Bonus ($)  Compensation     SARs(#)
        ------------------      -------  ---------  ---------  -------------    -------
Anthony P. Conza, CEO            1998    $217,375    $41,006    $1,172(1)         --
                                 1997     214,326    117,450     3,093(1)       40,000(2)
                                 1996     206,718     46,500     3,267(1)         --

David L. Siegel, COO             1998     156,748     21,558     1,172(1)         --
                                 1997     149,418     58,725     3,093(1)       40,000(2)
                                 1996     148,839     23,250     3,267(1)         --

Charles G. Leaness, Exec. V.P.   1998     124,028     14,521     4,397(1)         --
                                 1997     114,654     39,233    10,982(1)       20,000(3)
                                 1996     105,324     15,500    12,250(1)         --

Patrick J. Pompeo, Exec. V.P.    1998     115,615     14,521     1,172(1)         --
                                 1997     102,181     39,233     3,093(1)       20,000(3)
                                 1996      87,245     15,500     3,267(1)         --

Dennis G. Fuller, Sr. V.P.(4)    1998      44,654     14,401    93,070(1,5)       --
                                 1997      42,793     19,616   155,716(1,5)     20,000(3)
                                 1996      42,134      7,800   170,486(1,5)       --
Joseph W. Morgan, Sr. V.P.       1998     114,654     10,451     6,033(1,6)       --
                                 1997      92,413     14,166    10,827(1,6)     25,000(7)
                                 1996      65,708      5,400     9,656(1,6)       --

-------------------------
(1) Represents commissions paid with respect to franchise, subfranchise and/or master license sales consummated.

(2) In April 1997, each of Messrs. A. Conza and Siegel received a five year option under the Plan to purchase 40,000 shares of Common Stock vesting at the rate of 8,000 shares per year.

(3) In April 1997, each of Messrs. Leaness, Pompeo and Fuller received a five year option under the Plan to purchase 20,000 shares of Common Stock vesting at the rate of 4,000 shares per year.

(4)   Mr. Fuller's employment by the Company ended on May 8, 1998.

(5) Includes the fair market value on the date of issuance of awards of common stock to Mr. Fuller. On July 1, 1993, Mr. Fuller was granted a stock bonus of 7,500 shares of Common Stock (as adjusted to account for a three for two stock split implemented in March 1994) to be vested and issued at a rate of 1,500 shares per year beginning July 1, 1993 and ending July 1, 1997. The amount included in Other Annual Compensation was $8,250 in 1998, $22,125 in 1997 and $11,160 in 1996.

(6) Includes the fair market value on the date of issuance of awards of common stock to Mr. Morgan. On December 24, 1993, Mr. Morgan was granted a stock bonus of 3,750 shares of Common Stock (as adjusted to account for a three for two stock split implemented in March 1994) to be vested and issued at a rate of 1,500 shares per year beginning December 24, 1993 and ending December 24, 1997. The amount included in Other Annual Compensation was $2,766 in 1998, $7,734 in 1997 and $8,484 in 1996.

(7) In April 1997, Mr. Morgan received a five year option under the Plan to purchase 25,000 shares of Common Stock vesting at the rate of 5,000 shares per year.

Options/SAR Grants In Last Fiscal Year

      There were no options awarded to the Named Executive Officers during the fiscal year ended June 30, 1998.

Fiscal Year End Option Values

      The following table sets forth the number of unexercised options held by the Named Executive Officers during the fiscal year ended June 30, 1998. No options were exercised during such period.

                                                                    Value of
                                                    Number of     Unexercised
                                                   Unexercised    In-the-Money
                                                  Options/SARs    Options/SARs
                                                  at FY-End(#)    at FY-End($)
                    Shares Acquired     Value     Exercisable/    Exercisable/
      Name           on Exercise(#)  Realized($)  Unexercisable  Unexercisable
      ----           --------------  -----------  -------------  -------------

Anthony P. Conza           --            --       16,000/24,000  $   -- / --
David L. Siegel            --            --       16,000/24,000      -- / --
Charles G. Leaness         --            --        8,000/12,000      -- / --
Patrick J. Pompeo          --            --        8,000/12,000      -- / --
Dennis G. Fuller           --            --          -- / --         -- / --
Joseph W. Morgan           --            --       20,750/43,000      -- / --

Omnibus Stock Incentive Plan

      The Company has adopted the Omnibus Stock Incentive Plan (the "Plan") to permit the grant of awards to employees of the Company (including officers and directors who are employees of the Company or a subsidiary of the Company) of restricted shares of the Company's Common Stock, performance shares of the Company's Common Stock, stock appreciation rights relative to the Company's Common Stock and both incentive stock options and non-qualified options to purchase shares of the Company's Common Stock. A maximum of 950,000 shares maybe issued under the Plan. Through June 30, 1998, the Company granted to certain employees, pursuant to its incentive plan: (a) options to acquire a total of 380,400 shares of Common Stock, net of amounts canceled or exercised; and (b) stock grants of 95,800 shares of Common Stock. The options are exercisable at the fair market value on the date of grant, with prices ranging from $3.25 to $14.75 per share. The options and stock grants provide for vesting at the rate of 20% per annum and expire five years after the date of the grant. As of June 30, 1998, 7,850 options had been exercised, 212,600 options had been vested and not exercised, and 83,100 shares of stock had been issued under the stock grant program. The aggregate value of the shares issuable pursuant to vested options under the Plan was $438,594 based on the closing price of the Common Stock on October 15, 1998 of $2.063 per share. The Plan was adopted in order that the participants in the Plan will have financial incentives to contribute to the Company's growth and profitability, and to enhance the ability of the Company to attract and retain in its employ individuals of outstanding ability.

Warrants Issued To Non-Employee Directors

      On November 24, 1993, the Company issued to each of Harry Chernoff and Alvin Katz, two non-employee directors of the Company, warrants to purchase up to 7,500 shares of the Company's Common Stock at the purchase price of $6.00 per share at any time prior to November 24, 1998. On September 1, 1995, the Company issued to each of Messrs. Chernoff and Katz warrants to purchase up to 4,000 shares of the Company's Common Stock at the purchase price of $8.875 per share at any time prior to September 1, 2000. On September 11, 1998, the Company issued to Messrs. Chernoff and Katz Plan options entitling each of them to purchase up to 17,000 shares of the Company's Common Stock at the purchase price of $2.56 per share at any time prior to September 11, 2003. Such options entitle each of Messrs. Chernoff and Katz to purchase 9,000 shares of Common Stock at any time during the term thereof. The 8,000 share remainder purchasable under such options shall vest at the rate of 2,000 shares per annum during the four year period commencing on September 11, 1999.

Directors' Compensation

      The Board has adopted a compensation policy to help the Company to attract and maintain the services of qualified outside directors. Such compensation consists of (a) payment of a directors fee of $9,000 per annum and $500 per meeting; (b) issuance of five year warrants or options to purchase 5,000 shares of the Company's Common Stock at an exercise price equal to the average of the highest and lowest sales prices of such stock on the date of his or her appointment or election to the Board; (c) issuance of additional warrants or options, at the discretion of the Board, periodically during the tenure of an outside director; and (d) reimbursement of the reasonable travel and lodging expenses incurred by each outside director in attending Board meetings which are not held within a 75 mile radius of his or her residence or principal place of business.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the holdings of the Common Stock of the Company as of October 12, 1998 by (1) each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock of the Company; (2) each director and executive officer; and (3) all directors and executive officers as a group. All of the holders of the Company's Common Stock are entitled to one vote per share. Except as otherwise noted, the address of each of the persons listed below is 740 Broadway, New York, New York 10003.

                                              Number Attributable to
                          Number of Shares     Options or Warrants
Name and Address of         Beneficially      Exercisable Within 60     Percent
 Beneficial Owner            Owned(1)(2)      Days of June 30, 1998     Owned(3)
-------------------          -----------      ---------------------     --------
Anthony P. Conza             2,953,985(4)            21,000             30.6%
David L. Siegel              1,518,830               21,000             15.8%
Charles G. Leaness             444,908               13,000              4.6%
Patrick J. Pompeo              411,637(5)            13,000              4.3%
Alvin L. Katz                   11,500(6)            11,500                 *
Dr. Harry G. Chernoff           13,768(7)            11,500                 *
Dennis G. Fuller                   800                    0                 *
Joseph W. Morgan               155,050(8)            20,750              1.6%
All Directors and
 Executive Officers
 as a Group (15 Persons)     5,632,191              163,750             58.4%

------------------
*     Represents less than 1%.

(1)   Includes shares actually and beneficially owned.

(2) Includes all shares which may be acquired within 60 days after June 30, 1998 by the exercise of stock options under the Company's stock option plan or under warrants issued to outside directors.

(3) Based on 9,640,976 shares of the Company's Common Stock, consisting of 9,577,226 shares outstanding on October 12, 1998, increased by 163,750 shares under options which the holders thereof have the right to acquire within 60 days from June 30, 1998, and decreased by 100,000 shares held in treasury stock.

(4) Does not include (a) 37,050 shares owned by Mr. Conza's daughter, (b) 8,550 shares owned by Mr. Morgan (Mr. Conza's son-in-law), (c) 125,000 shares owned jointly by Mr. Conza's daughter and Mr. Morgan over which Mr. Morgan has sole voting power, (d) 4,150 shares owned by Mr. Conza's parents, (e) 40,913 shares owned by Joseph Conza, the brother of Mr. Conza, (f) 44,000 shares held by Mr. Conza's daughter as Trustee for the Anthony P. Conza Charitable Remainder Trust, and (g) 1,400 shares owned by Mr. Conza's wife, as to all of which Mr. Conza disclaims beneficial ownership.

(5) Does not include 6,300 shares held by Mr. Pompeo's sister and brother-in-law, as to which Mr. Pompeo disclaims beneficial ownership.

(6)   The address of Mr. Katz is 301 N. Birch Road, Ft. Lauderdale, Florida
      33304.

(7) The address of Mr. Chernoff is 286 Spring Street, Suite 401, New York, New York 10013.

(8) Does not include (a) 37,050 shares held by Mr. Morgan's wife (Mr. A. Conza's daughter), (b) 4,800 shares held by Mr. Morgan's children, (c) 700 shares held by Mr. Morgan's wife as custodian for his son under the Transfers to Minors Act, and (d) 44,000 shares held by Mr. Morgan's wife as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Morgan disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions

      During the fiscal years ended June 30, 1998, 1997 and 1996, the Company paid $990,000, $984,000 and $894,000, respectively, to Georgia Enterprises, Inc., a corporation partially owned by Patrick Pompeo, an Executive Vice President and Director of the Company, and Joseph Conza, a Senior Vice President of the Company and President of B I Concept Systems, Inc., in payment of said corporation's share of the fees that it earned as the Subfranchisor for the Georgia market. During the same three fiscal years, the Company paid $254,000, $289,000 and $339,000, respectively, to Llewellyn Distributors, Inc. ('Llewellyn'), a corporation partially owned by Charles G. Leaness, a Director and Executive Vice President of the Company, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the northern New Jersey market. The Company also paid $143,000, $150,000 and $165,000, respectively, to International Southwest Blimpie, Inc. ('Southwest'), a corporation principally owned and controlled by Joseph Conza, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the Houston, Texas market.

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

      During the fiscal years ended June 30, 1998, 1997 and 1996, the Company received $4,000, $168,000 and $245,000 respectively, in management fees from Georgia Enterprises, Inc. Such fees were received pursuant to a written agreement which provides that, in consideration of the Company's provision of operational and administrative support functions to Georgia Enterprises, Inc., the Company shall be reimbursed with respect to the expenses incurred by the Company in connection therewith pursuant to a payment scale set forth in the agreement. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of the Company's management, the agreement is on terms as favorable to the Company as would be available from an unrelated third party.

      During the years ended June 30, 1998, 1997 and 1996, the Company paid $11,030, $8,243 and $7,182, respectively, to Joseph Conza as compensation for the use of his apartment in New York City by employees of the Company's Atlanta and Houston offices during business trips. In the Company's estimation, this practice reduced the Company's lodging expense inasmuch as the per diem amounts paid to Mr. Conza were below the market rates for hotel accommodations which the Company would have been required to pay in order to house such employees during such trips to New York.

      During the fiscal years ended June 30, 1998, 1997 and 1996, the Company received $119,000, $101,000 and $85,000, respectively, in management fees from Llewellyn. Such fees were paid pursuant to a written agreement which provides that the Company shall be reimbursed by Llewellyn for costs incurred by the Company in providing operational support services to Llewellyn. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of the Company's management, the agreement is on terms as favorable to the Company as would be available from an unrelated third party.

      During the fiscal years ended June 30, 1998, 1997 and 1996, the Company received $8,000, $49,000 and $61,000, respectively, in management fees from Southwest. The management fees were paid pursuant to a written agreement which provides that the Company shall be reimbursed by Southwest for costs incurred by the Company in providing operational support services to Southwest. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of the Company's management, the agreement is on terms as favorable to the Company as would be available from an unrelated third party.

      In April 1994, Mr. Leaness borrowed the sum of $20,000 from the Company, and collateralized the payment thereof with the same 120,000 shares of Common Stock which he pledged in connection with a $60,000 option exercise and loan transaction consummated in December 1991. Said $20,000 loan is payable upon demand and bears interest at the rate of 5% per annum.

      In March 1995, Joseph Conza borrowed the principal amount of $55,500 from the Company. Said indebtedness is payable in constant bi-monthly payments of principal and interest computed at the rate of 8% per annum on the basis of a 20 year amortization schedule, and the unpaid balance of principal and accrued but unpaid interest shall become due and payable on April 16, 2000, provided, however, that, Mr. Conza may extend the term of the loan through April 15, 2015 as long as no default exists with regard to said loan when it originally matures. Mr. Conza pledged 10,000 unregistered shares of the Company's Common Stock as collateral security for the payment of all sums due under said loan. As of the end of the fiscal year, Mr. Conza was current with respect to his payment obligations and the outstanding principal balance had been reduced to $51,325.

      In 1995, the Company acquired the rights possessed by Anthony P. Conza and David L. Siegel regarding the licensing of the Blimpie Trademarks and the Blimpie Marketing System for all non-U.S. territories, pursuant to a 99 year license Agreement. Said agreement provided for payment of certain income-based fees to Messrs. Conza and Siegel, and further provided for cancellation by Messrs. Conza and Siegel if the Company fails to pay them a minimum annual fee aggregating $350,000 during the first five years of the term, and a minimum aggregate fee of $150,000 per year (subject to an annual cost of living adjustment) during the balance of such term. The payments made to Messrs. Conza and Siegel under this agreement were $137,029 and $230,713 during the fiscal years ended June 30, 1997 and 1996, respectively. In February 1997, the Company acquired, pursuant to a written agreement which it executed with Messrs. Anthony
P. Conza and David L. Siegel, ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system owned by such individuals. In accordance with such agreement, the Company paid these individuals $4.5 million ($3 million to Mr. Conza and $1.5 million to Mr. Siegel), and it must pay certain income-based fees to them which take effect after international revenues exceed $5 million.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLIMPIE INTERNATIONAL, INC.

Dated: October 29, 1998                   By: /s/ Brian Lane
                                             ----------------------------------
                                             Brian Lane, Vice President and
                                             Chief Financial Officer (Principal
                                             Accounting Officer)