Form 10-Q
period 1998-09-30
BLIMPIE INTERNATIONAL INC
filed 1998-11-12
CIK 895477

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                    [X] Quarterly report pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934
                      For the Quarterly Period Ended September 30, 1998

                                         OR

                    [ ] Transition report pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934
                       For the transition period from _______ to _______

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---

There were 9,577,226 shares of the registrant's common stock outstanding as of November 10, 1998.

                                  Blimpie International, Inc.

                                 Quarterly Report on Form 10-Q
                            For the Quarter Ended September 30, 1998

                                       Table of contents

                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - September 30, 1998
            and June 30, 1998                                               3

          Condensed Consolidated Statements of Income - Three
            Months Ended September 30, 1998 and 1997                        4

          Condensed Consolidated Statements of Cash Flows - Three
            Months Ended September 30, 1998 and 1997                        5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                 12

                                       2

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                         September 30   June 30
                                                           1998         1998
                                                      ------------  ----------
                                                        (Unaudited)    (Note)
Assets
Current assets:
  Cash and cash equivalents                               $ 4,824     $ 4,021
  Investments                                               3,435       4,495
  Accounts receivable, net                                  3,330       3,007
  Prepaid expenses and other current assets                   484         498
  Deferred income taxes                                       211         211
  Current portion of notes receivable                         666         569
                                                       ------------  ----------
Total current assets                                       12,950      12,801
                                                       ------------  ----------
Property and equipment, net                                 1,679       1,584
                                                       ------------  ----------
Other assets:
  Notes receivable less current portion, net                1,215       1,324
  Investments                                               4,781       3,686
  Trademarks, net                                           8,594       8,568
  Other                                                       360         360
                                                       ------------  ----------
Total other assets                                         14,950      13,938
                                                       ------------  ----------
                                                          $29,579     $28,323
                                                       ------------  ----------
                                                       ------------  ----------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and other current liabilities          $ 3,743     $ 3,060
  Income taxes payable                                        479         276
                                                       ------------  ----------
Total current liabilities                                   4,222       3,336
Deferred revenue                                              643         736
Deferred income taxes                                         218         218
Trademark obligations                                       3,408       3,408
Shareholders' equity:
  Common stock, $.01 par value                                 96          96
  Additional paid-in capital                                8,430       8,420
  Retained earnings                                        12,985      12,519
  Net unrealized gain on marketable securities                142          51
                                                       ------------  ----------
                                                           21,653      21,086
  Treasury stock                                             (355)       (251)
  Subscriptions receivable                                   (210)       (210)
                                                       ------------  ----------
Total shareholders' equity                                 21,088      20,625
                                                       ------------  ----------
                                                          $29,579     $28,323
                                                       ------------  ----------
                                                       ------------  ----------

Note: The condensed consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                                           Three months ended
(in thousands, except for per share amounts)                   September 30
                                                             1998       1997
                                                          ----------  ---------
Revenues
  Continuing fees                                           $ 4,800    $ 4,231
  Subfranchisor fees, master license fees
    and sale of franchises                                    1,086      1,234
  Store equipment sales                                       2,592      4,274
  Management fees and other income                              296        294
                                                          ----------  ---------
                                                              8,774     10,033
Expenses
  Subfranchisors' share of franchise
    and continuing fees                                       2,971      2,757
  Store equipment cost of sales                               2,384      3,563
  Selling, general and administrative expenses                2,877      2,594
                                                          ----------  ---------
                                                              8,232      8,914
                                                          ----------  ---------
Operating income                                                542      1,119
Interest income                                                 185        183
                                                          ----------  ---------

Income before income taxes                                      727      1,302
Income taxes                                                    261        499
                                                          ----------  ---------

Net income                                                  $   466    $   803
                                                          ----------  ---------
                                                          ----------  ---------

Basic earnings per share                                      $0.05      $0.08
                                                          ----------  ---------
                                                          ----------  ---------

Diluted earnings per share                                    $0.05      $0.08
                                                          ----------  ---------
                                                          ----------  ---------

Weighted average basic shares outstanding                     9,498      9,542
                                                          ----------  ---------
                                                          ----------  ---------

Weighted average diluted shares outstanding                   9,498      9,577
                                                          ----------  ---------
                                                          ----------  ---------

See notes to condensed consolidated financial statements.

                     BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                           Three months ended
(in thousands)                                                 September 30
                                                             1998       1997
                                                          ----------  ---------

Cash Flows From Operating Activities
  Net income                                               $   466     $   803
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             181         135
     Incentive stock granted                                    10          86
     Decrease (increase) in:
       Accounts receivable                                    (323)       (383)
       Prepaid expenses and other current assets                14        (138)
       Other assets                                              0        (115)
       Deferred income taxes                                     0         (39)
       Notes receivable                                         12         (24)
     Increase (decrease) in:
       Accounts payable and other current liabilities          683        (335)
       Income taxes payable                                    203         427
       Deferred revenue                                        (93)       (139)
                                                          ----------  ---------
        Net cash provided by operating activities            1,153         278
                                                          ----------  ---------

Cash Flows From Investing Activities
 Purchase of available-for-sale securities                  (1,384)     (1,633)
 Proceeds from sale of available-for-sale securities         1,440       1,554
 Reinvested dividends of available-for-sale securities           0          (2)
 Purchase of trademarks                                        (98)          0
 Acquisition of property and equipment                        (204)        (88)
                                                          ----------  ---------
        Net cash used in investing activities                 (246)       (169)
                                                          ----------  ---------

Cash Flows From Financing Activities
 Purchase of treasury stock                                   (104)          0
 Repayment of long-term debt                                     0          (1)
                                                          ----------  ---------
        Net cash used in financing activities                 (104)         (1)
                                                          ----------  ---------
Net increase in cash and cash equivalents                      803         108
Cash and cash equivalents at beginning of period             4,021       3,532
                                                          ----------  ---------
Cash and cash equivalents at end of period                 $ 4,824     $ 3,640
                                                          ----------  ---------
                                                          ----------  ---------


See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 1998 (Unaudited)

The unaudited interim financial statements have been prepared on a basis substantially similar with the Company's audited financial statements as of June 30, 1998 and should be read in conjunction with the Company's June 30, 1998 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations and cash flows for the periods then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the end of fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report.

Earnings per Share

Earnings per share on a basic and diluted basis as required by Statement No. 128 is calculated as follows:


                                                 Three months ended
                                                    September 30,
(in thousands, except per share amounts)          1998       1997
                                                 ---------- ------

Net income                                       $  466    $  603
                                                 ---------- ------
                                                 ---------- ------

Calculation of weighted average shares
 outstanding plus assumed conversions:
  Weighted average basic shares outstanding       9,498     9,542
  Effect of dilutive employee stock options           0        35
                                                 ---------- ------
  Weighted average diluted shares outstanding     9,498     9,577
                                                 ---------- ------
                                                 ---------- ------
Basic earnings per share                         $ 0.05    $ 0.08
                                                 ---------- ------
                                                 ---------- ------
Diluted earnings per share                       $ 0.05    $ 0.08
                                                 ---------- ------
                                                 ---------- ------

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

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Results of Operations

     The Company's net income decreased 42.0% to $466,000 in the three months ended September 30, 1998 from $803,000 in the three months ended September 30, 1997. The Company's basic and diluted earnings per share decreased 37.5% to $0.05 per share in the three months ended September 30, 1998 from $0.08 per share in the three months ended September 30, 1997. Such decreases are attributable primarily to decreases in store equipment sales and an increase in selling, general and administrative expenses, all of which are discussed below.

     The Company's continuing fees derived from franchises increased 13.4% to $4,800,000 in the three months ended September 30, 1998 from $4,231,000 in the three months ended September 30, 1997. This increase was due to the 14.0% increase in the number of open outlets from 1,763 at September 30, 1997 to 2,009 at September 30, 1998.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 12.0% to $1,086,000 in the three months ended September 30, 1998 from $1,234,000 in the three months ended September 30, 1997. The following table summarizes the components of these fees for three months ended September 30, 1998 and 1997:

                                        Three Months Ended
                                           September 30,
                                    1998        1997      Change
                                  -------------------------------
      Subfranchisor fees          $  278,000   $  194,000      43.3%
      Master license fees            100,000      202,000     -50.5%
      Franchise and resale fees      708,000      838,000     -15.5%
                                  ----------     --------     ------
         Total                    $1,086,000   $1,234,000     -12.0%
                                  ----------     --------     ------
                                  ----------     --------     ------



     Subfranchise fees increased 43.3% due primarily to the sale of a Maui Tacos International, Inc. subfrancise territory in three months ended September 30, 1998. Master license fees decreased 50.5% due to the recognition of deferred fees from previously sold territories in the 1997 period, with no corresponding revenues in the current period. Revenues from sales of franchises and resale fees decreased 15.5% in the three months ended September 30, 1998 due primarily to a decrease in the number of new outlets opened in the period. The number of new outlets opened decreased 31.7% to 82 new outlets in the three months ended September 30, 1998 from 120 in the three months ended September 30, 1997.

     As of September 30, 1998, the Company had Master Licensors operating in 26 countries, and 43 Blimpie outlets operating in 12 of these countries. The Company's focus through the remainder of fiscal 1999 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that the Company's investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue.

     Store equipment sales decreased 39.4% to $2,592,000 in the three months ended September 30, 1998 from $4,274,000 in the three months ended September 30, 1997. This decrease was due to fewer store openings in the current period, as well as a greater percentage of the new franchises being "new concept" franchises, which typically purchase less equipment than traditional locations due to their smaller size.

     Management fees and other income for the three months ended September 30, 1998 increased 0.7% to $296,000 from $294,000 in the three months ended September 30, 1997.

     The Subfranchisors' shares of continuing and franchise fees increased 7.8% to $2,971,000 in the three months ended September 30, 1998 from $2,757,000 in the three months ended September 30, 1997. This increase was due to the 13.4% increase in continuing fees, partially offset by the decrease in master license, franchise and resale fees.

     Store equipment cost of sales decreased 33.1% to $2,384,000 in the three months ended September 30, 1998 from $3,563,000 in the three months ended September 30, 1997. This decrease was due to the 39.4% decrease in store equipment sales, combined with a decline in the profit margin on the sales. The gross margin on store equipment sales decreased to 8.0% in the three months ended September 30, 1998 from 16.6% in the three months ended September 30, 1997 due to an unfavorable change in the product mix.

     Selling, general and administrative expense rose 10.9% to $2,877,000 in the three months ended September 30, 1998 from $2,594,000 in the three months ended September 30, 1997. This increase was due primarily to additional personnel and related costs associated with the 13.4% growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands.

     Interest income in the three months ended September 30, 1998 increased by 1.1% to $185,000 from $183,000 in the three months ended September 30, 1997.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 36.0% in the three months ended September 30, 1998 and 38.3% in the three months ended September 30, 1997. The decrease was due to a lower effective state income tax rate.

Liquidity and Capital Resources

   During the three months ended September 30, years 1998 and 1997 the Company did not incur any material capital commitments. As of September 30, 1998, the Company's working capital was $8,728,000 and total cash and investments were $13,040,000.

   The Company generated cash flows from operating activities of $1,153,000 and $278,000 in the three months ended September 30, 1998 and 1997, respectively. The increase in the three months ended September 30, 1998 was primarily the result of an increase in accounts payable, partially offset by lower net income and a smaller increase in income taxes payable.

   Net cash used in investing activities during the three months ended September 30, 1998 and 1997 totaled $246,000 and $169,000, respectively. The 1996 period included greater purchases of trademarks and property and equipment, partially offset by net proceeds from the sale of available-for-sale securities.

   Net cash used in financing activities was $104,000 in the three months ended September 30, 1998 and $1,000 in the three months ended September 30, 1997. The increase in the use of cash from the three months ended September 30, 1997 to three months ended September 30, 1998 was due to the implementation of a plan announced by the Company in fiscal 1998 to repurchase up to 250,000 shares of its Common Stock. As of November 10, 1998 the Company had repurchased 120,000 shares pursuant to this plan.

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

Impact of Year 2000

   The Company's business and relationships with its business partners and customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of any of these programs, systems or networks to successfully address the Year 2000 data rollover problem could have a material adverse effect on the Company's business, financial condition and results of operations. Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and many need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000.

   The Company utilizes personal computers that are connected to a network for all of its employee workstations. These personal computers all utilize Microsoft Windows NT as their operating system. The Company believes that the Windows NT operating system is Year 2000 compliant. Additionally, the Company recently installed new software to operate all of its accounting operations. The Company believes this new software, and the computer hardware on which it runs, is Year 2000 compliant. Management anticipates that all accounting operations will be performed using the Year 2000 compliant systems by March 1999. The majority of the costs of installing and implementing the aforementioned software and hardware was incurred prior to September 30, 1998. The Company anticipates that any additional expenditures to complete the implementation will be funded from cash flow generated by operations.

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

         (a) Exhibits. The following exhibits are filed as part of this report

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

                                    BLIMPIE International, Inc.
                                          (Registrant)

Dated: November 11, 1998          By:  /s/ Brian D. Lane
                                       -------------------------------------
                                       Brian D. Lane
                                       Vice President and Chief Financial
                                       Officer (Principal Financial Officer)