Form 10-Q
period 1998-12-31
BLIMPIE INTERNATIONAL INC
filed 1999-02-16
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

           [ X ]  Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 1998

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

                                 (212) 673-5900
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X   No
                                                                -----    -----

There were 9,444,226 shares of the registrant's common stock outstanding as of February 11, 1999.

                          Blimpie International, Inc.

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended December 31, 1998


                               Table of Contents

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets  December 31, 1998
         and June 30, 1998                                                 3

         Condensed Consolidated Statements of Income  Three and Six
         Months Ended December 31, 1998 and 1997                           4

         Condensed Consolidated Statements of Cash Flows  Six
         Months Ended December 31, 1998 and 1997                           5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                15

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                                       December 31     June 30
                                                                         1998          1998
                                                                     -----------   -----------
Assets                                                               (Unaudited)      (Note)
Current assets:
 Cash and cash equivalents                                              $ 4,738      $ 4,021
 Investments                                                              4,489        4,495
 Accounts receivable, net                                                 3,652        3,007
 Prepaid expenses and other current assets                                  604          498
 Deferred income taxes                                                      211          211
 Current portion of notes receivable                                        665          569
                                                                        -------      -------
Total current assets                                                     14,359       12,801
                                                                        -------      -------
Property and equipment, net                                               1,717        1,584
                                                                        -------      -------
Other assets:
 Notes receivable less current portion, net                               1,049        1,324
 Investments                                                              3,694        3,686
 Trademarks, net                                                          8,612        8,568
 Other                                                                      401          360
                                                                        -------      -------
Total other assets                                                       13,756       13,938
                                                                        -------      -------
                                                                        $29,832      $28,323
                                                                        =======      =======
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and other current liabilities                         $ 4,374      $ 3,060
 Income taxes payable                                                       351          276
                                                                        -------      -------
Total current liabilities                                                 4,725        3,336
Deferred revenue                                                            343          736
Deferred income taxes                                                       218          218
Trademark obligations                                                     3,204        3,408
Shareholders' equity:
 Common stock, $.01 par value                                                96           96
 Additional paid-in capital                                               8,634        8,420
 Retained earnings                                                       13,121       12,519
 Net unrealized gain on marketable securities                               108           51
                                                                        -------      -------
                                                                         21,959       21,086
 Treasury stock                                                            (407)        (251)
 Subscriptions receivable                                                  (210)        (210)
                                                                        -------      -------
Total shareholders' equity                                               21,342       20,625
                                                                        -------      -------
                                                                        $29,832      $28,323
                                                                        =======      =======

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

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Three months ended        Six months ended
(in thousands, except for per share amounts)       December 31               December 31
                                                  1998        1997        1998         1997
                                                --------    -------     --------     --------
Revenues
 Continuing fees                                 $4,537      $4,166      $9,337       $8,397
 Subfranchisor fees, master license fees
    and sale of franchises                        1,096         899       2,182        2,133
 Store equipment sales                            2,482       4,244       5,074        8,518
 Management fees and other income                   397         345         693          639
                                                 ------      ------     -------      -------
                                                  8,512       9,654      17,286       19,687
Expenses
 Subfranchisors' share of franchise
    and continuing fees                           3,099       2,530       6,070        5,287
 Store equipment cost of sales                    2,048       3,486       4,432        7,049
 Selling, general and administrative expenses     2,869       2,613       5,746        5,207
                                                 ------      ------     -------      -------
                                                  8,016       8,629      16,248       17,543
                                                 ------      ------     -------      -------

Operating income                                    496       1,025       1,038        2,144
Interest income                                     235         202         420          385
                                                 ------      ------     -------      -------

Income before income taxes                          731       1,227       1,458        2,529
Income taxes                                        263         466         524          965
                                                 ------      ------     -------      -------

Net income                                       $  468      $  761     $   934      $ 1,564
                                                 ======      ======     =======      =======

Basic earnings per share                         $ 0.05      $ 0.08     $  0.10      $  0.16
                                                 ======      ======     =======      =======
Diluted earnings per share                       $ 0.05      $ 0.08     $  0.10      $  0.16
                                                 ======      ======     =======      =======

Weighted average basic shares outstanding         9,484       9,545       9,491        9,544
                                                 ======      ======     =======      =======
Weighted average diluted shares outstanding       9,484       9,570       9,491        9,569
                                                 ======      ======     =======      =======

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six months ended
(in thousands)                                                               December 31
                                                                           1998        1997
                                                                         --------    --------
Cash Flows From Operating Activities
 Net income                                                              $  934       $1,564
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                          372          322
     Incentive stock granted                                                 10           86
     Decrease (increase) in:
       Accounts receivable                                                 (645)          10
       Prepaid expenses and other current assets                           (106)        (281)
       Other assets                                                         (41)        (124)
       Notes receivable                                                     179          147
     Increase (decrease) in:
       Accounts payable and other current liabilities                     1,314       (1,350)
       Income taxes payable                                                  75          310
       Deferred revenue                                                    (393)        (196)
                                                                         ------       ------
         Net cash provided by operating activities                        1,699          488
                                                                         ------       ------

Cash Flows From Investing Activities
 Purchase of available-for-sale securities                               (1,553)      (2,338)
 Proceeds from sale of available-for-sale securities                      1,608        2,233
 Reinvested dividends of available-for-sale securities                        0           (3)
 Purchase of trademarks                                                    (188)         (93)
 Acquisition of property and equipment                                     (361)        (141)
                                                                         ------       ------
         Net cash used in investing activities                             (494)        (342)
                                                                         ------       ------

Cash Flows From Financing Activities
 Purchase of treasury stock                                                (156)           0
 Proceeds from stock warrants/options exercised                               0           12
 Cash dividend paid                                                        (332)        (334)
 Repayment of long-term debt                                                  0           (2)
                                                                         ------       ------
         Net cash used in financing activities                             (488)        (324)
                                                                         ------       ------

Net increase in cash and cash equivalents                                   717         (178)
Cash and cash equivalents at beginning of period                          4,021        3,532
                                                                         ------       ------
Cash and cash equivalents at end of period                               $4,738       $3,354
                                                                         ======       ======

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 1998 (Unaudited)

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's June 30, 1998 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of December 31, 1998 and the results of operations and cash flows for the periods then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Earnings per Share
Earnings per share on a basic and diluted basis is calculated as follows:

                                                      Three months ended       Six months ended
                                                         December 31,            December 31,
(in thousands, except per share amounts)               1998       1997         1998       1997
                                                      ------     ------       ------     ------
Net income                                            $  468     $  761       $  934     $1,564
                                                      ======     ======       ======     ======

Calculation of weighted average shares
   outstanding plus assumed conversions:
      Weighted average basic shares outstanding        9,484      9,545        9,491      9,544
      Effect of dilutive employee stock options            0         25            0         25
                                                      ------     ------       ------     ------
      Weighted average diluted shares outstanding      9,484      9,570        9,491      9,569
                                                      ======     ======       ======     ======
Basic earnings per share                              $ 0.05     $ 0.08       $ 0.10     $ 0.16
                                                      ======     ======       ======     ======
Diluted earnings per share                            $ 0.05     $ 0.08       $ 0.10     $ 0.16
                                                      ======     ======       ======     ======

Comprehensive Income
Comprehensive income consists of the following:

                                                      Three months ended       Six months ended
                                                         December 31,            December 31,
(in thousands)                                         1998       1997         1998       1997
                                                      ------     ------       ------     ------
Net income                                            $  468     $  761       $  934     $1,564
Net unrealized gain (loss) on marketable securities      (34)         6           57         (4)
                                                      ------     ------       ------     ------
Comprehensive income                                  $  434     $  767       $  991     $1,560
                                                      ======     ======       ======     ======

Trademark Interests
On February 3, 1999, Blimpie International, Inc. (the "Company") acquired all of the rights, titles, and interests in the domestic rights to the Blimpie trademarks and Blimpie marketing system owned by Anthony P. Conza, the Chairman and Chief Executive Officer ("Conza") and David L. Siegel, the Vice Chairman and Chief Operating Officer ("Siegel") (together, the "individuals"). Previously, such interests in the domestic rights were licensed to the Company by the individuals under 99 year grants made by Conza and Siegel in 1976. The Company acquired ownership of the domestic trademark rights in exchange for amending a 1997 agreement relating to international trademark rights, as described below.

Prior to 1997, the international trademark rights were owned 60% by Conza and Siegel and 40% by Metropolitan Blimpie, Inc. ("MBI"), an unrelated company. Under a 1997 agreement between the Company and the individuals, the Company acquired ownership of the 60% interest in the international trademark rights owned by the individuals for $4.5 million in cash plus certain contingent consideration. Generally, the individuals were entitled to receive an additional $150,000 per year for 50 years beginning in 2002, or had the option to elect a lump sum payment of $3 million ($2 million to Conza and $1 million to Siegel), with such payments to be made on January 2, 2001.

In order to satisfy the liability for the contingent consideration, and in consideration of the transfer of the domestic trademark rights, the Company amended the 1997 agreement. The amended agreement permitted Conza and Siegel to exercise the lump sum payment options and receive payment on or before February 15, 1999. Both individuals exercised their options, and were paid their lump-sum payments on February 10, 1999. In connection with such payments, the individuals repaid certain demand notes aggregating $150,000, plus accrued interest, relating to purchases of shares of the Company's common stock. Such demand notes had been recorded as a reduction of shareholders' equity.

As a result of the above transactions, the Company now owns an undivided 60% interest in the domestic and international Blimpie trademark rights. The remaining 40% of such rights are owned by MBI. Conza and Siegel no longer own any of the rights to the Blimpie trademarks and the Blimpie marketing system. Pursuant to various agreements among the Company, MBI, and the individuals, the Company now has the exclusive domestic trademark rights for 35 entire states and various portions of other states. MBI has the exclusive trademark rights in the remainder of the United States. In 1991, MBI granted the Company the right to license MBI's Blimpie trademark rights in 10 entire states and various portions of other states, as well as in all territories outside of the continental United States. In consideration of the grants made to the Company by MBI, the Company agreed to pay to MBI specified percentages of all net revenues derived from the licensed territories (generally 30% of the gross profit of such revenues).

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

Overview

The Company's principal operations are centered around the Blimpie Subs & Salads chain of quick service restaurants. As of December 31, 1998, there were more than 2,060 Blimpie locations franchised by the Company in operation in the United States and 13 other countries. The chain's growth has been achieved through a system of subfranchisors that purchased the rights to develop certain territories. The subfranchisor fees were a significant and profitable revenue source for the Company through fiscal 1996. By the end of fiscal 1996, the majority of the domestic subfranchise rights had been sold, and this revenue stream began to decline. As a result, the Company's profitability also declined, despite the continued growth in the number of franchised units opened and an increase in continuing fee revenues.

Faced with declining profitability despite the consistent growth in the number of Blimpie outlets and continuing fees, the Company implemented several new initiatives, including the acquisition or development of three new brands. The three new franchise concepts are Maui Tacos(TM), Pasta Central(TM) and Smoothie Island(TM). Maui Tacos restaurants provide a health-oriented, affordable menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Pasta Central's baked pasta meals are designed to address current eating trends for eat-in or take home replacement meals. Smoothie Island is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the Blimpie, Maui Tacos and Pasta Central locations.

In July 1998 the Company sold the first subfranchise territory for Maui Tacos covering the greater Atlanta, Georgia market. The Company opened the first mainland Maui Tacos location in Atlanta, Georgia on October 12, 1998 as a company-owned store. The store sales were approximately $107,000 through December 31, 1998, and total food costs were approximately 34% of store sales for the period. These results were negatively impacted by slow holiday sales and high grand opening expenses and other promotional food costs. The Company anticipates that it will open additional company-owned stores for this or its other new concepts, but does not anticipate that sales from company-owned stores will represent a significant portion of its revenues. Therefore, net store operations are recorded in "Management fees and other income" in the Company's Statement of Income for the three months ended December 31, 1998.

As of December 31, 1998, there were 12 Smoothie Island locations in operation, all of which were located in Blimpie or Maui Tacos locations. The first two Pasta Central locations are currently under construction as co-brands with Blimpie locations, and are scheduled to be opened in March 1999.

The Company believes that these new concepts will be well received and that the Blimpie brand will continue to be successful. The Company anticipates that it will be generating revenues in each of these new concepts by the end of the third fiscal quarter ended March 31, 1999. The new concepts have increased selling, general and administrative expenses during the past year, and management believes that these expenses will continue to increase as these brands require additional support through the early stages of their growth. There can be no assurance that the introduction of these concepts will continue to result in increased revenues, or that such revenues will exceed the related costs.

Results of Operations

Three and Six Months Ended December 31, 1998 Compared with Three and Six Months Ended December 31, 1997

     The Company's net income decreased 38.5% to $468,000 in the three months ended December 31, 1998 from $761,000 in the three months ended December 31, 1997. The Company's basic and diluted earnings per share decreased 37.5% to $0.05 per share in the three months ended December 31, 1998 from $0.08 per share in the three months ended December 31, 1997. Such decreases are attributable primarily to decreases in store equipment sales and an increase in selling, general and administrative expenses, all of which are discussed below.

     The Company's continuing fees derived from franchises increased 8.9% to $4,537,000 in the three months ended December 31, 1998 from $4,166,000 in the three months ended December 31, 1997. During the six months ended December 31, 1998, continuing fees derived from franchises increased 11.2% to $9,337,000 from $8,397,000 for the six months ended December 31, 1997. These increases were due to the 13.3% increase in the number of open outlets from 1,819 at December 31, 1997 to 2,061 at December 31, 1998. The 13.3% increase in total open outlets is net of outlets closed, and includes a 6.1% increase in traditional outlets, an 18.4% increase in non-traditional outlets, and a 121.7% increase in international outlets. Generally, the non-traditional outlets are smaller locations within convenience stores, and have lower sales volumes than the traditional outlets. Because of the increase in the percentage of non-traditional outlets versus traditional outlets, revenues from continuing fees increased at a slower rate than the increase in total open outlets.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises increased 21.9% to $1,096,000 in the three months ended December 31, 1998 from $899,000 in the three months ended December 31, 1997. The following table summarizes the components of these fees for the three and six months ended December 31, 1998 and 1997:

                                        Three Months Ended
                                           December 31,
                                 1998              1997            Change
                             ----------------------------------------------

Subfranchisor fees           $  125,000          $148,000           (15.5)%
Master license fees                 -0-            10,000          (100.0)%
Franchise and resale fees       971,000           741,000            31.0 %
                             ----------------------------------------------
   Total                     $1,096,000          $899,000            21.9 %
                             ==============================================

Outlets opened in period             84               104           (19.2)%
                             ==============================================


                                         Six Months Ended
                                           December 31,
                                 1998              1997             Change
                             ----------------------------------------------
Subfranchisor fees           $  403,000        $  342,000            17.8 %
Master license fees             100,000           212,000           (52.8)%
Franchise and resale fees     1,679,000         1,579,000             6.3 %
                             ----------------------------------------------
   Total                     $2,182,000        $2,133,000             2.3 %
                             ==============================================

Outlets opened in period            166               224           (25.9)%
                             ==============================================

     Subfranchise fees decreased 15.5% in the three months ended December 31, 1998 as compared to 1997 due to an absence of existing subfranchise expansions in the current year. Subfranchise fees increased 17.8% in the six month period due primarily to the sale of a Maui Tacos International, Inc. subfranchise territory in the current year. There were no master license agreements entered into in the three months ended December 31, 1998. Master license fees decreased 52.8% in the six month period due to the recognition of deferred fees from previously sold territories in the 1997 period, with no corresponding revenues in the current period. Revenues from sales of franchises and resale fees increased 31.0% in the three months ended December 31, 1998 and 6.3% in the six months ended December 31, 1998 due primarily to an increase in the number of franchise fees recognized for franchise agreements awarded for which no store was opened within two years of the date of the franchise agreement. The number of new outlets opened decreased 19.2% to 84 new outlets in the three months ended December 31, 1998 from 104 in the three months ended December 31, 1997. The number of new outlets opened decreased 25.9% to 166 new outlets in the six months ended December 31, 1998 from 224 in the six months ended December 31, 1997.

     As of December 31, 1998, the Company had Master Licensors operating in 26 countries, and 51 Blimpie outlets operating in 13 of these countries. The Company's focus through the remainder of fiscal 1999 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. There can be no assurance that the Company's investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenues, or that such revenues will exceed the related costs.

     Store equipment sales decreased 41.5% to $2,482,000 in the three months ended December 31, 1998 from $4,244,000 in the three months ended December 31, 1997. Store equipment sales decreased 40.4% to $5,074,000 in the six months ended December 31, 1998 from $8,518,000 in the six months ended December 31, 1997. These decreases were due to fewer store openings in the current periods, as well as a greater percentage of the new franchises being "new concept" franchises, which typically purchase less equipment than traditional locations due to their smaller size.

     Management fees and other income for the three months ended December 31, 1998 increased 15.1% to $397,000 from $345,000 in the three months ended December 31, 1997. Management fees and other income for the six months ended December 31, 1998 increased 8.5% to $693,000 from $639,000 in the six months ended December 31, 1997. These increases were due to higher management fees resulting from increases in related personnel costs which are charged to affiliated entities.

     The Subfranchisors' shares of continuing and franchise fees increased 22.5% to $3,099,000 in the three months ended December 31, 1998 from $2,530,000 in the three months ended December 31, 1997. The Subfranchisors' shares of continuing and franchise fees increased 14.8% to $6,070,000 in the six months ended December 31, 1998 from $5,287,000 in the six months ended December 31, 1997. These increases were due to the increases in continuing fees and franchise and resale fees.

     Store equipment cost of sales decreased 41.3% to $2,048,000 in the three months ended December 31, 1998 from $3,486,000 in the three months ended December 31, 1997. Store equipment cost of sales decreased 37.1% to $4,432,000 in the six months ended December 31, 1998 from $7,049,000 in the six months ended December 31, 1997. These decreases were due to the decreases in store equipment sales. The gross margin on store equipment sales decreased to 17.5% in the three months ended December 31, 1998 from 17.9% in the three months ended December 31, 1997 and to 12.7% in the six months ended December 31, 1998 from 17.2% in the six months ended December 31, 1997. The decrease in the six month period is due to an unfavorable product mix in the first quarter of the current fiscal year.

     Selling, general and administrative expense rose 9.8% to $2,869,000 in the three months ended December 31, 1998 from $2,613,000 in the three months ended December 31, 1997. Selling, general and administrative expense rose 10.4% to $5,746,000 in the six months ended December 31, 1998 from $5,207,000 in the six months ended December 31, 1997. These increases were due primarily to additional personnel and related costs associated with the growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands.

     Interest income in the three months ended December 31, 1998 increased by 16.3% to $235,000 from $202,000 in the three months ended December 31, 1997. Interest income in the six months ended December 31, 1998 increased by 9.1% to $420,000 from $385,000 in the six months ended December 31, 1997. These increases were due to higher average cash and investment balances outstanding in the 1998 periods.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were approximately 36% in the three and six months ended December 31, 1998 compared to approximately 38% in the 1997 periods. The decreases were due to a lower effective state income tax rate in the 1998 periods.

Liquidity and Capital Resources

     The Company generated cash flows from operating activities of $1,699,000 and $488,000 in the six months ended December 31, 1998 and 1997, respectively. The increase in the six months ended December 31, 1998 was primarily the result of an increase in accounts payable and other current liabilities in the 1998 period compared to a decrease in the prior period, partially offset by lower net income.

     Net cash used in investing activities during the six months ended December 31, 1998 and 1997 totaled $494,000 and $342,000, respectively. The 1998 period included greater purchases of trademarks and property and equipment, partially offset by net proceeds from the sale of available-for-sale securities. On February 10, 1999, the Company paid a total of $2,850,000 in satisfaction of certain amounts due to and from two officers of the Company. See "Trademark Interests" footnote to the December 31, 1998 Quarterly Report on Form 10-Q for additional information regarding these payments.

     Net cash used in financing activities was $488,000 in the six months ended December 31, 1998 and $324,000 in the six months ended December 31, 1997. The increase in the cash used in financing activities was due to the implementation of a plan announced by the Company in fiscal 1998 to repurchase up to 250,000 shares of its Common Stock. As of February 11, 1999 the Company had repurchased 133,000 shares pursuant to this plan.

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

Impact of Year 2000

     The Company's business and relationships with its business partners and customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks. The failure of any of these programs, systems or networks to successfully address the Year 2000 data rollover problem could have a material adverse effect on the Company's business, financial condition and results of operations. Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000.

     The Company utilizes personal computers that are connected to a network for all of its employee workstations. These personal computers all utilize Microsoft Windows NT as their operating system. The Company believes that the Windows NT operating system is Year 2000 compliant. Additionally, the Company recently installed new software to operate all of its accounting operations. The new software was implemented to improve operating efficiencies, as well as to address Year 2000 issues. The Company believes this new software, and the computer hardware on which it runs, is Year 2000 compliant. Management anticipates that all accounting operations will be performed using the Year 2000 compliant systems by March 1999. The majority of the costs of installing and implementing the aforementioned software and hardware was incurred prior to December 31, 1998. The Company anticipates that any additional expenditures to complete the implementation will be funded from cash flows generated by operations.

     The Company primarily does business with its subfranchisors and its franchisees which in turn deal with retail customers and food distribution companies. The Company has considered the transactions it conducts with its subfranchisors and franchisees in its analyses of the Year 2000 issue, and believes that it has completed substantially all modifications to the computer systems used in these transactions to ensure the systems are Year 2000 compliant. The Company is not certain as to whether the computer software and business systems of its franchisees' suppliers are Year 2000 compliant. The failure or delay of these distributors to successfully address the Year 2000 issue may result in delays in placing or receiving orders for goods and services at the store level. Such delays may result in lost revenues for the franchisees, and in turn, lower continuing fee revenue for the Company. The Company anticipates that such delays and lost revenues, if any, would not be material.

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

                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  The following exhibits are filed as part of this report:
             ---------

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

                                  BLIMPIE International, Inc.
                                         (Registrant)

Dated:  February 12, 1999         By: /s/  Brian D. Lane
                                      ------------------------------------------
                                      Brian D. Lane
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)