Form 10-Q
period 1999-03-31
BLIMPIE INTERNATIONAL INC
filed 1999-05-14
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [ X ] Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1999

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

There were 9,445,926 shares of the registrant's common stock outstanding as of May 12, 1999.

                          BLIMPIE INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999


                               TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets - March 31, 1999
                and June 30, 1998                                           3

             Condensed Consolidated Statements of Income - Three and Nine
                Months Ended March 31, 1999 and 1998                        4

             Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended March 31, 1999 and 1998                        5

             Notes to Condensed Consolidated Financial Statements           6

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7

   PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                              13

   SIGNATURES                                                              14

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                                    MARCH 31                JUNE 30
                                                                    1999                    1998
                                                                 ------------           -------------
ASSETS                                                           (UNAUDITED)               (NOTE)
Current assets:
    Cash and cash equivalents                                    $      3,715           $       4,021
    Investments                                                         5,583                   4,495
    Accounts receivable, net                                            2,893                   3,007
    Prepaid expenses and other current assets                             449                     498
    Deferred income taxes                                                 211                     211
    Current portion of notes receivable                                   561                     569
                                                                 ------------           -------------
Total current assets                                                   13,412                  12,801
                                                                 ------------           -------------
Property and equipment, net                                             1,722                   1,584
                                                                 ------------           -------------
Other assets:
    Notes receivable less current portion, net                            934                   1,324
    Investments                                                         1,002                   3,686
    Trademarks, net                                                     8,545                   8,568
    Other                                                                 404                     360
                                                                 ------------           -------------
Total other assets                                                     10,885                  13,938
                                                                 ------------           -------------
                                                                 $     26,019           $      28,323
                                                                 ============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other current liabilities               $      2,802           $       3,060
    Income taxes payable                                                  164                     276
                                                                 ------------           -------------
Total current liabilities                                               2,966                   3,336
Deferred revenue                                                          725                     736
Deferred income taxes                                                     218                     218
Trademark obligations                                                     204                   3,408
Shareholders' equity:
    Common stock, $.01 par value                                           96                      96
    Additional paid-in capital                                          8,638                   8,420
    Retained earnings                                                  13,581                  12,519
    Net unrealized gain on marketable securities                           72                      51
                                                                 ------------           -------------
                                                                       22,387                  21,086
    Treasury stock                                                       (421)                   (251)
    Subscriptions receivable                                              (60)                   (210)
                                                                 ------------            ------------
Total shareholders' equity                                             21,906                  20,625
                                                                 ------------           -------------
                                                                 $     26,019            $     28,323
                                                                 ============            ============

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

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
(in thousands, except for per share amounts)                    MARCH 31                       MARCH 31
                                                            1999           1998           1999            1998
                                                       ------------   ------------   ------------    ------------
Revenues
    Continuing fees                                    $      4,527   $      4,202   $     13,864    $     12,599
    Subfranchisor fees, master license fees
       and sale of franchises                                   805          1,130          2,987           3,263
    Store equipment sales                                     2,107          2,672          7,181          11,190
    Management fees and other income                            335            305          1,028             944
                                                       ------------   ------------   ------------    ------------
                                                              7,774          8,309         25,060          27,996
Expenses
    Subfranchisors' share of franchise
       and continuing fees                                    2,458          2,486          8,528           7,773
    Store equipment cost of sales                             1,852          2,420          6,284           9,469
    Selling, general and administrative expenses              2,927          2,909          8,673           8,116
                                                       ------------   ------------   ------------    ------------
                                                              7,237          7,815         23,485          25,358
                                                       ------------   ------------   ------------    ------------

Operating income                                                537            494          1,575           2,638
Interest income                                                 178            197            598             582
                                                       ------------   ------------   ------------    ------------

Income before income taxes                                      715            691          2,173           3,220
Income taxes                                                    258            255            782           1,220
                                                       ------------   ------------   ------------    ------------

Net income                                             $        457   $        436   $      1,391    $      2,000
                                                       ============   ============   ============    ============

Basic earnings per share                               $       0.05   $       0.05   $       0.15    $       0.21
                                                       ============   ============   ============    ============
Diluted earnings per share                             $       0.05   $       0.05   $       0.15    $       0.21
                                                       ============   ============   ============    ============

Weighted average basic shares outstanding                     9,477          9,538          9,486           9,542
                                                       ============   ============   ============    ============
Weighted average diluted shares outstanding                   9,482          9,547          9,488           9,563
                                                       ============   ============   ============    ============

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          NINE MONTHS ENDED
(in thousands)                                                                                 MARCH 31
                                                                                         1999            1998
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $      1,391    $      2,000
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                         552             490
        Incentive stock granted                                                                14              98
        Decrease (increase) in:
          Accounts receivable                                                                 114            (466)
          Prepaid expenses and other current assets                                            49            (755)
          Other assets                                                                        (44)           (171)
          Notes receivable                                                                    398             176
        Increase (decrease) in:
          Accounts payable and other current liabilities                                     (258)           (950)
          Income taxes payable                                                               (112)            249
          Deferred revenue                                                                    (11)           (279)
                                                                                     ------------    ------------
            Net cash provided by operating activities                                       2,093             392
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of available-for-sale securities                                              (1,720)         (4,015)
    Proceeds from sale of available-for-sale securities                                     3,337           4,026
    Reinvested dividends of available-for-sale securities                                       0              (4)
    Purchase of trademarks                                                                 (3,045)           (109)
    Acquisition of property and equipment                                                    (472)           (219)
                                                                                     ------------    ------------
            Net cash used in investing activities                                          (1,900)           (321)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of treasury stock                                                               (170)           (251)
    Proceeds from stock warrants/options exercised                                              0              12
    Cash dividend paid                                                                       (329)           (669)
    Repayment of long-term debt                                                                 0              (5)
                                                                                     ------------    ------------
            Net cash used in financing activities                                            (499)           (913)
                                                                                     ------------    ------------

Net increase in cash and cash equivalents                                                    (306)           (842)
Cash and cash equivalents at beginning of period                                            4,021           3,532
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $      3,715    $      2,690
                                                                                     ============    ============

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's June 30, 1998 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations and cash flows for the periods then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Earnings per share on a basic and diluted basis is calculated as follows:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  MARCH 31,                   MARCH 31,
(in thousands, except per share amounts)                     1999          1998          1999          1998
                                                          -----------   -----------   -----------   -----------
Net income                                                $       457   $       436   $     1,391   $     2,000
                                                          ===========   ===========   ===========   ===========
Calculation of weighted average shares
  outstanding plus assumed conversions:
      Weighted average basic shares outstanding                 9,477         9,538         9,486         9,542
      Effect of dilutive employee stock options                     5             9             2            21
                                                          -----------   -----------   -----------   -----------
      Weighted average diluted shares outstanding               9,482         9,547         9,488         9,563
                                                          ===========   ===========   ===========   ===========
Basic earnings per share                                  $      0.05   $      0.05   $      0.15   $      0.21
                                                          ===========   ===========   ===========   ===========
Diluted earnings per share                                $      0.05   $      0.05   $      0.15   $      0.21
                                                          ===========   ===========   ===========   ===========


COMPREHENSIVE INCOME

Comprehensive income consists of the following:

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
(in thousands)                                                 1999          1998          1999          1998
                                                           ----------    ----------    ----------    ----------
Net income                                                 $      457    $      436    $    1,391    $    2,000
Net unrealized gain (loss) on
   marketable securities                                          (36)            0            21            (4)
                                                           ==========    ==========    ==========    ==========
Comprehensive income                                       $      421    $      436    $    1,412    $    1,996
                                                           ==========    ==========    ==========    ==========

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

OVERVIEW

The Company's principal operations are centered around the Blimpie Subs & Salads chain of quick service restaurants. As of March 31, 1999, there were 2,071 Blimpie locations franchised by the Company in operation in the United States and 12 other countries. The chain's growth has been achieved through a system of subfranchisors that purchased the rights to develop certain territories. The subfranchisor fees were a significant and profitable revenue source for the Company through fiscal 1996. By the end of fiscal 1996, the majority of the domestic subfranchise rights had been sold, and this revenue stream began to decline. As a result, the Company's profitability also declined, despite the continued growth in the number of franchised units opened and an increase in continuing fee revenues.

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

In July 1998 the Company sold the first subfranchise territory for Maui Tacos covering the greater Atlanta, Georgia market. The Company opened the first mainland Maui Tacos location in Atlanta, Georgia on October 12, 1998 as a company-owned store. The Company has since sold two more subfranchise territories, and currently has several locations under lease.

As of March 31, 1999, there were 16 Smoothie Island locations in operation, all of which were located in Blimpie or Maui Tacos locations. The first two Pasta Central locations were opened as co-brands with Blimpie locations in Boise, Idaho and Marshall, Missouri in March 1999. As anticipated, each of the new brands was generating revenues for the Company as of March 31, 1999.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE AND NINE MONTHS ENDED MARCH 31, 1998

         The Company's net income increased 4.8% to $457,000 in the three months ended March 31, 1999 from $436,000 in the three months ended March 31, 1998. The Company's basic and diluted earnings per share was unchanged at $0.05 per share in the three months ended March 31, 1999. The Company's net income decreased 30.5% to $1,391,000 in the nine months ended March 31, 1999 from $2,000,000 in the nine months ended March 31, 1998. The Company's basic and diluted earnings per share decreased 28.6% to $0.15 per share in the nine months ended March 31, 1999 from $0.21 per share in the nine months ended March 31, 1998. The decreases for the nine months ended March 31, 1999 were the result of a slow down in the number of new store openings, which resulted in lower franchise fees and store equipment sales. This decline began in the third quarter of fiscal 1998, and therefore did not affect the three-month comparisons. Additionally, the Company invested heavily in the new brands, which caused selling, general and administrative costs to increase in the nine-month period ended March 31, 1999.

         The Company's continuing fees derived from franchises increased 7.7% to $4,527,000 in the three months ended March 31, 1999 from $4,202,000 in the three months ended March 31, 1998. During the nine months ended March 31, 1999, continuing fees derived from franchises increased 10.0% to $13,864,000 from $12,599,000 for the nine months ended March 31, 1998. These increases were due to the 9.3% increase in the number of open outlets from 1,895 at March 31, 1998 to 2,071 at March 31, 1999. The 9.3% increase in total open outlets is net of outlets closed, and includes a 4.8% increase in traditional outlets, a 12.6% increase in non-traditional outlets, and a 48.5% increase in international outlets. Generally, the non-traditional outlets are smaller locations within convenience stores, and have lower sales volumes than the traditional outlets. Because of the increase in the percentage of non-traditional outlets versus traditional outlets, revenues from continuing fees increased at a slower rate than the increase in total open outlets.

         Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 28.8% to $805,000 in the three months ended March 31, 1999 from $1,130,000 in the three months ended March 31, 1998. Subfranchisor fees represent amounts paid to the Company by subfranchisors for the right to develop a specified domestic territory. Master license fees are similar to subfranchisor fees, but relate to international territories. Franchise fees represent the fees paid by a prospective franchisee for the right to open a specific location. Resale fees represent a transfer fee charged by the Company when a subfranchise, master license, or franchise is sold to a new owner.

         The following table summarizes the components of these fees for the three and nine months ended March 31, 1999 and 1998:

                                                                    Three Months Ended
                                                                         March 31,
                                                               1999            1998           Change
                                                       -----------------------------------------------
         Subfranchisor fees                                 $ 224,000       $  246,000          -8.9%
         Master license fees                                   23,000           88,000         -73.9%
         Franchise and resale fees                            558,000          796,000         -29.9%
                                                       -----------------------------------------------
            Total                                           $ 805,000       $1,130,000         -28.8%
                                                       ===============================================

         Outlets opened in period                                  58              133         -56.4%
                                                       ===============================================

                                                                     Nine months Ended
                                                                         March 31,
                                                               1999            1998           Change
                                                       -----------------------------------------------
         Subfranchisor fees                                $  627,000       $  588,000           6.6%
         Master license fees                                  123,000          300,000         -59.0%
         Franchise and resale fees                          2,237,000        2,375,000          -5.8%
                                                       -----------------------------------------------
            Total                                          $2,987,000       $3,263,000          -8.5%
                                                       ===============================================

         Outlets opened in period                                 224              357         -37.3%
                                                       ===============================================

         Subfranchisor fees decreased 8.9% in the three months ended March 31, 1999 as compared to 1998 due to an absence of existing subfranchise expansions in the current year and lower annual renewal fees, partially offset by new territory sales by Maui Tacos. Subfranchisor fees increased 6.6% in the nine month period due primarily to the sale of three Maui Tacos subfranchise territories in the current year. Master license fees decreased 73.9% in the three months ended March 31, 1999 due to fewer annual renewals. Master license fees decreased 59.0% in the nine month period due to the recognition of deferred fees from previously sold territories in the 1998 period, with no corresponding revenues in the current period. Revenues from sales of franchises and resale fees decreased 29.9% in the three months ended March 31, 1999 and 5.8% in the nine months ended March 31, 1999 due primarily to a decrease in the number of new outlets opened in the 1999 periods.

         As of March 31, 1999, the Company had Master Licensors operating in 26 countries, and 49 Blimpie outlets operating in 12 of these countries. The Company's focus through the remainder of fiscal 1999 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although the Company has strengthened its infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. There can be no assurance that the Company's investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenues, or that such revenues will exceed the related costs.

         Store equipment sales decreased 21.1% to $2,107,000 in the three months ended March 31, 1999 from $2,672,000 in the three months ended March 31, 1998. Store equipment sales decreased 35.8% to $7,181,000 in the nine months ended March 31, 1999 from $11,190,000 in the nine months ended March 31, 1998. These decreases were due to fewer store openings in the fiscal 1999 periods, as well as a greater percentage of the new franchises being "new concept" franchises, which typically purchase less equipment than traditional locations due to their smaller size.

     Management fees and other income for the three months ended March 31, 1999 increased 9.8% to $335,000 from $305,000 in the three months ended March 31, 1998. Management fees and other income for the nine months ended March 31, 1999 increased 8.9% to $1,028,000 from $944,000 in the nine months ended March 31, 1998. These increases primarily were due to higher management fees resulting from increases in related personnel costs which are charged to affiliated entities.

     The Subfranchisors' shares of continuing and franchise fees increased 1.1% to $2,458,000 in the three months ended March 31, 1999 from $2,486,000 in the three months ended March 31, 1998. The Subfranchisors' shares of continuing and franchise fees increased 9.7% to $8,528,000 in the nine months ended March 31, 1999 from $7,773,000 in the nine months ended March 31, 1998. These increases were due to the increases in continuing fees, and were partially offset by the decreases in franchise and resale fees.

     Store equipment cost of sales decreased 23.5% to $1,852,000 in the three months ended March 31, 1999 from $2,420,000 in the three months ended March 31, 1998. Store equipment cost of sales decreased 33.6% to $6,284,000 in the nine months ended March 31, 1999 from $9,469,000 in the nine months ended March 31, 1998. These decreases were due to the decreases in store equipment sales. The gross margin on store equipment sales increased to 12.1% in the three months ended March 31, 1999 from 9.4% in the three months ended March 31, 1998 and decreased to 12.5% in the nine months ended March 31, 1999 from 15.4% in the nine months ended March 31, 1998. The fluctuations in the gross margins are due to changes in the product mix between periods.

     Selling, general and administrative expense rose 0.6% to $2,927,000 in the three months ended March 31, 1999 from $2,909,000 in the three months ended March 31, 1998. Selling, general and administrative expense rose 6.9% to $8,673,000 in the nine months ended March 31, 1999 from $8,116,000 in the nine months ended March 31, 1998. These increases were due primarily to additional personnel and related costs associated with the growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands.

     Interest income in the three months ended March 31, 1999 decreased by 9.6% to $178,000 from $197,000 in the three months ended March 31, 1998. Interest income in the nine months ended March 31, 1999 increased by 2.7% to $598,000 from $582,000 in the nine months ended March 31, 1998. The decrease in the three-month period was due to lower average cash and investments caused by the payment of approximately $2,850,000 for trademark interests in February 1999. The increase in the nine-month period was due to higher average cash and investment balances outstanding in the fiscal 1999 period prior to the payment referred to above.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were approximately 36% in the three and nine months ended March 31, 1999 compared to approximately 36.9% and 37.9% in the three and nine months ended March 31, 1998, respectively. The decreases were due to a lower effective state income tax rate in the fiscal 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash flows from operating activities of $2,093,000 and $392,000 in the nine months ended March 31, 1999 and 1998, respectively. The increase in the nine months ended March 31, 1999 was primarily the result of decreases in accounts receivable and prepaid expenses in the fiscal 1999 period compared to large increases in the prior period. Additionally, accounts payable and other current liabilities decreased more in the fiscal 1998 period than in the fiscal 1999 period. These sources of cash flows were partially offset by lower net income in the 1999 period.

     Net cash used in investing activities during the nine months ended March 31, 1999 and 1998 totaled $1,900,000 and $321,000, respectively. On February 10, 1999, the Company paid a total of $2,850,000 in satisfaction of certain amounts due to two officers of the Company, net of amounts due from the officers. See "Trademark Interests" footnote to the December 31, 1998 Quarterly Report on Form 10-Q for additional information regarding these payments. These payments resulted in a large use of cash, which was partially offset by the sale of investments required to generate a portion of the funds used in the cash payments. The Company does not anticipate any similar uses of cash in the next 12 to 18 months.

     Net cash used in financing activities was $499,000 in the nine months ended March 31, 1999 and $913,000 in the nine months ended March 31, 1998. The decrease in the cash used in financing activities was due to the timing of the semi-annual dividend payment. In fiscal 1998, the payment was made in March, whereas in fiscal 1999 the payment was made in April, and was not reflected in the cash flows for the nine months ended March 31, 1999.

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

     The Company utilizes personal computers that are connected to a network for all of its employee workstations. These personal computers all utilize Microsoft Windows NT as their operating system. The Company believes that the Windows NT operating system is Year 2000 compliant. Additionally, the Company recently installed new software to operate all of its accounting operations. The new software was implemented to improve operating efficiencies, as well as to address Year 2000 issues. The Company believes this new software, and the computer hardware on which it runs, is Year 2000 compliant. Management anticipates that all accounting operations will be performed using the Year 2000 compliant systems by June 1999. The majority of the costs of installing and implementing the aforementioned software and hardware was incurred prior to March 31, 1999. The Company anticipates that any additional expenditures to complete the implementation will be funded from cash flows generated by operations.

     The Company primarily does business with its subfranchisors and its franchisees, which in turn deal with retail customers and food distribution companies. The Company has considered the transactions it conducts with its subfranchisors and franchisees in its analyses of the Year 2000 issue, and believes that it has completed substantially all modifications to the computer systems used in these transactions to ensure the systems are Year 2000 compliant. The Company is not certain as to whether the computer software and business systems of its franchisees' suppliers are Year 2000 compliant. The failure or delay of these distributors to successfully address the Year 2000 issue may result in delays in placing or receiving orders for goods and services at the store level. Such delays may result in lost revenues for the franchisees, and in turn, lower continuing fee revenue for the Company. The Company anticipates that such delays and lost revenues, if any, would not be material.

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

                          PART II. Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.  The following exhibits are filed as part of this
               --------
                          report:

EXHIBIT NO.    DESCRIPTION

27             Financial Data Schedule


          (b) A Current Report on Form 8-K was filed by the Company on February 10, 1999 describing the acquisition of certain trademark rights.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLIMPIE INTERNATIONAL, INC.
                                                 (Registrant)

Dated:  May 12, 1999           By: /s/  Brian D. Lane
                                  --------------------------------
                                          Brian D. Lane
                                          Vice President and Chief Financial
                                          Officer  (Principal Financial Officer)