Form 10-K
period 1999-06-30
BLIMPIE INTERNATIONAL INC
filed 1999-12-15
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 15, 1999 was approximately $8,027,000. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

There were 9,470,926 shares of the registrant's common stock outstanding as of November 15, 1999.

                                Table of Contents
Item
Number                                                                      Page
------                                                                      ----

                                     PART I                                    3
1.          Business                                                           3
              Forward-looking Statements                                       3
              General                                                          3
              Financial Information About Business Segments                    5
              The Blimpie Outlet Franchise                                     5
              The Pasta Central Outlet Franchise                               6
              The Maui Tacos Outlet Franchise                                  6
              Our Subfranchises and Master Licenses                            6
              Services to Franchisees                                          7
              Outlet Properties                                                8
              Outlet Locations                                                10
              Government Regulation                                           10
              Trademarks, Trade Names, Service Marks and
                Logos; Know-How and Methods of Operation                      11
              Research and Development                                        13
              Business Expansion                                              13
              Competition                                                     15
              Employees                                                       15
2.          Properties                                                        16
3.          Legal Proceedings                                                 16
3a.         Our Executive Officers                                            17
4.          Submission of Matters to a Vote of Security Holders               19
                                     PART II
5.          Market for Common Equity and Related Stockholder Matters          19
6.          Selected Financial Data                                           20
            Management's Discussion and Analysis of Financial
7.            Condition and Results of Operations                             21
8.          Financial Statements                                              29
            Changes in and Disagreements With Accountants on
9.            Accounting and Financial Disclosure                             29
                                    PART III
10.         Directors, Executive Officers                                     30
11.         Executive Compensation                                            30
            Security Ownership of Certain Beneficial Owners and
12.           Management                                                      32
13.         Certain Relationships and Related Transactions                    33
                                     PART IV
            Exhibits, Financial Statements, Schedules and Reports of
14.           Form 8-K                                                        36
14(a)(1)    Financial Statements                                              36
14(a)(2)    Financial Statement Schedule                                      36
14(a)(3)    Exhibits                                                          36
14(b)       Reports on Form 8-K                                               39
            SIGNATURES                                                        40

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

General

      We engage in franchising, subfranchising and master licensing of the trademarks, trade names, service marks, logos, know-how, marketing concepts and marketing programs for each of our brands. We franchise our BLIMPIE(R) Subs & Salads and PASTA CENTRAL(TM) brands directly through our Company, and we franchise the MAUI TACOS(TM) and SMOOTHIE ISLAND(TM) brands through our majority owned subsidiary, Maui Tacos International, Inc. ("MTII"). Our menu of BLIMPIE Subs & Salads, consisting of quick-service, healthy, sub sandwiches, is offered by approximately 2,100 franchise outlets operating throughout the United States and in 13 other countries. Blimpie(R) is our registered trademark. Unless otherwise specified, the term "Blimpie" includes Blimpie(R). As of June 30, 1999, there were three Pasta Central restaurants operating in the United States and Puerto Rico, one Company-owned Maui Tacos restaurant located in Atlanta, Georgia and 30 Smoothie Island locations located throughout the United States. The baked pasta meals served at our Pasta Central outlets address current eating trends for eat-in or take home replacement meals. Maui Tacos restaurants provide a healthy, affordable menu of "Maui-Mex" items, including traditional Mexican food marinated in Hawaiian spices. Smoothie Island is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the Blimpie, Pasta Central, and Maui Tacos locations. We also provide professional store design service and equipment sales through our wholly-owned subsidiary, B I Concept Systems, Inc. Currently, we do not operate any of the subfranchisor or master licensor areas within the Blimpie International system.

      A franchisee pays a non-refundable initial franchise fee in connection with an executed franchise agreement which grants to the franchisee the right to use the various trademarks, trade names, service marks, logos, marketing concepts and marketing programs, and to operate an outlet at a location to be agreed upon by the franchisee and us in accordance with the operations manual which we issue to our franchisees (the "Operations Manual").

      Each franchisee is obligated to purchase raw materials, both food and non-food, from authorized and designated distributors who may only sell authorized and approved raw materials purchased from approved manufacturers and suppliers. We negotiate relationships with manufacturers and suppliers on a national level for all products except produce, whether or not they bear our logos. We negotiate and enter into recognition agreements authorizing approved distributors to deliver raw products to our franchise outlets from approved manufacturers and suppliers. All products purchased by franchisees on a local level must meet our quality standards. Franchisees may request approval of additional manufacturers, suppliers or distributors subject to our approval. We base our approval upon a number of conditions including price, quality, ability to service the system on a national basis and such other reasonable standards as we may promulgate from time to time. Currently, there are no other manufacturers, suppliers or distributors approved by us other than those that we have designated.

      We believe that we could easily obtain alternate manufacturers, suppliers and distributors should any of our current manufacturers, suppliers or distributors become unwilling or unable to provide our franchisees with the authorized required raw materials.

      Our rights regarding the various Blimpie trademarks employed by all of our Blimpie outlets located throughout the world, and the methodology and know-how which comprise our Blimpie marketing concepts and programs, are limited to specific geographic regions throughout the world, pursuant to written licensing agreements between us and Metropolitan Blimpie, Inc. ("MBI"), a company with which we have no affiliation. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." Since our incorporation in 1977, the chain of franchised Blimpie outlets has expanded to encompass 2,097 outlets located in 46 states, Argentina, Canada, Cyprus, Dominican Republic, Jordan, Panama, Poland, Portugal, Saudi Arabia, South Africa, Spain, Venezuela, and Great Britain (as of June 30, 1999). See "Business - Outlet Locations." There are approximately 250 additional Blimpie outlets which are controlled by MBI that are located in areas of the country in which we do not possess rights to license the Blimpie trademarks or sell franchises or subfranchises.

      Commencing in 1977, we began selling individual outlet franchises and area subfranchises. In 1995, we began selling master licenses for various territories located outside of the United States. We and MBI own, respectively, undivided 60% and 40% interests in the Blimpie Trademarks. We distribute the internationally registered Blimpie Trademarks pursuant to an agreement with MBI which provides for automatic annual renewals until July, 2090. See "Business - Trademarks, Service Marks, Trade Names and Logos; Know-How and Methods of Operation."

      We derive our revenue primarily from four sources: (1) store equipment sales, (2) continuing franchise fees based upon each franchisee's gross sales,
(3) fees from the grant of individual outlet franchises and (4) fees from the grant of subfranchises to Subfranchisors and the grant of master licenses to Master Licensors worldwide. Individual outlet franchises are granted for both "traditional" locations such as free-standing buildings, shopping malls, and in-line urban store clusters, and "new-concept" locations, i.e., convenience stores, institutional food service entities, colleges, schools, mass feeders (such as institutional food service providers and in-facility commissaries) and hospitals. These locations may sell or otherwise make all or part of our various food product brands available to their customers, clientele or attendees through facilities that may or may not contain all of the components normally associated with a traditional outlet, such as kitchen, food preparation and customer dining areas. We also have commenced developing several new types of product distribution formats, some of which we have begun to introduce and some of which we anticipate introducing in the future. One such program involves the sale of a limited number of prepared Blimpie sandwiches and salads maintained in "Grab'nGo" refrigeration cases at Company-approved "distribution points" operated by franchisees and non-franchisees. There are approximately 200 Grab'nGo locations operating in the United States. Currently, we are developing new types of carts, kiosks, vending machines and other mobile branded product delivery systems. We further anticipate the development of a format that would allow the sale of some of our branded products at supermarkets and other retail locations.

      The initial franchise fee currently is $18,000 for a traditional Blimpie location, $28,000 for a co-branded Blimpie / Pasta Central location, $20,000 for a co-branded Maui Tacos / Smoothie Island location and $2,500 for a Smoothie Island location. The initial franchise fee for a new-concept franchise can range between $1.00 and $15,000 depending on the number of new-concept transactions executed, the location of the new-concept franchisee, the marketing area in question and other subjective factors. After a location has been found and the lease or purchase thereof has been negotiated by the franchisee and approved by us, the franchisee then constructs and installs the outlet in accordance with design and layout specifications provided by us. Franchisees are required to maintain specified standards as to food quality, menu items, uniforms, appearance, sanitation and all other aspects of outlet operations.

      In addition to the initial franchise fee, a franchisee also pays all other costs and expenses related to the installation of the outlet at an approved location. An equipment package, which typically includes slicing machines, refrigeration cases, food preparation counters and signs bearing the registered logos, costs approximately $25,000 to $40,000 for a Blimpie outlet, and may cost in excess of $100,000 for a co-branded Blimpie / Pasta Central or Maui Tacos / Smoothie Island outlet. Construction of an outlet, which generally includes walls, floor, ceiling, plumbing and electrical work required to modify an existing premises to an approved design costs between $10,000 to $80,000 to complete. These costs, plus the initial lease security payable to the owner of the leased premises and utility deposits to the various utility companies and recommended minimum opening inventory and working capital aggregating approximately $5,000 to $15,000, comprise the approximate cash investment of an average franchise.

      Franchisees are required to pay continuing franchise fees of 6% of their weekly gross sales, as well as mandatory advertising contributions of 4% of weekly gross sales. Blimpie outlet Franchisees who acquired their franchise agreements before the Fall of 1994 are required to pay 6% continuing fees, but mandatory advertising contributions of 3%. Two percent of the advertising contributions made by franchisees in the same general marketing area are used for the payment of advertising which benefits all franchisees in that local marketing area, while the remainder is used for national advertising. International franchisees pay continuing franchise fees of 8% and advertising contributions of 2%. Currently, we are considering changing the allocation of these advertising contributions for our domestic markets. In the upcoming year, we expect to increase the percentage of the advertising contributions which are used in the local marketing areas, and to decrease the percentage used for national advertising. The total advertising contributions by franchisees will remain unchanged as a percentage of their weekly gross sales.

Financial Information About Business Segments

      See Note 14 to our audited consolidated financial statements.

The Blimpie Outlet Franchise

      A Blimpie outlet is a non-cooking sandwich outlet characterized by portion-controlled meat and cheese combinations generally sold on six inch or twelve inch French/Italian white or wheat bread garnished with special Blimpie spices and dressings along with salads and other food items. The sandwich products sold in these outlets are known as Blimpie sandwiches and the outlets themselves are known as Blimpie outlets.

      We require each of our franchisees to offer food products from a list of products authorized by us. Such products for a Blimpie outlet include hot sandwiches, including items such as Italian meatball sandwiches and chicken breast sandwiches, and cold sandwiches, including items such as roast beef and club sandwiches. Our "signature" item is the "Blimpie Best" sandwich, which consists of ham, salami, cappacola, prosciuttini and provolone. In addition, all Blimpie sandwiches are dressed at no additional charge with tomatoes, lettuce, onions, oil and vinegar and oregano. We establish recommended prices for food products which franchisees may or may not adopt. Accordingly, such prices differ depending upon geographic location. For example, in New York City a "Blimpie Best" may sell for $3.89, while in Atlanta, Georgia, the same sandwich may be purchased for $2.89.

      In addition to the authorized Blimpie sandwich line, Blimpie outlets also offer a variety of salads, baked products, and a variety of other products produced mostly from raw frozen dough products and baked in the approved Blimpie deck oven installed in each Blimpie outlet. Prices for all authorized products vary depending upon geographic location.

The Pasta Central Outlet Franchise

      A Pasta Central outlet offers Italian-style baked pasta dishes, gourmet pizzas, and salads for in-store dining, take-away, or for final preparation and consumption at home. The concept is currently being developed as a co-brand with our BLIMPIE Subs & Salads franchises as a way to increase the sales potential, particularly during the dinner day part, for co-branded locations, with only a small increase in the initial investment.

      Pasta Central's menu items include baked pasta dishes, gourmet pizzas, salads, and dessert items. Its "signature" item is the "Central Special," which consists of penne pasta tossed with a cream-based tomato sauce and served with grilled chicken and shaved cheese. Menu items are offered individually or in various combinations at recommended price points, which the franchisee may or may not adopt.

The Maui Tacos Outlet Franchise

      A Maui Tacos outlet offers quality Mexican items like tacos and burritos in a quick-service restaurant atmosphere. The menu includes typical Mexican offerings using beef, chicken or seafood which has been marinated in Hawaiian spices. The outlets are known as Maui Tacos outlets.

      The Maui Tacos product line consists of traditional Mexican items such as tacos, quesadillas, and burritos filled with charbroiled steak, chicken, and seafood entrees marinated in pineapple and lime juices with Hawaiian spices. As an accompaniment, tortilla chips, guacamole, and a variety of salsas are available.

Our Subfranchises and Master Licenses

      Each Subfranchisor of one of our brands pays a subfranchise fee that is based upon the population of the subfranchise territory. At present, the fee, which can typically range from $10,000 to over $1,000,000, is based upon a calculation of $.10 per person located within the area that is the subject of the subfranchise for Blimpie and Maui Tacos subfranchise territories. Pasta Central territories are managed by Blimpie subfranchisors, and Smoothie Island territories are managed by either the Blimpie or Maui Tacos subfranchisor in the area. We do not charge a separate fee for the right to subfranchise our Pasta Central or Smoothie Island brands for existing Blimpie or Maui Tacos subfranchisors. In addition to paying our subfranchise fees, each Subfranchisor must join and make contributions to a Subfranchisor advertising cooperative association sponsored by us, which purchases franchise advertisements in national periodicals for the benefit of all Subfranchisors. A Subfranchisor's annual contribution to the advertising cooperative typically ranges between $1,200 and $6,000. We make voluntary contributions to the cooperative association that match the contributions made by the Subfranchisors.

      We award subfranchises consisting of a specifically defined territory within which the Subfranchisor has the exclusive right to solicit potential purchasers of our franchises for a period of 50 to 60 years. Such individual purchasers of our franchises then purchase, or sublicense, the right to use our trademarks, trade names, service marks, logos, marketing concepts and marketing programs directly from us.

      Our standard form of subfranchise agreement grants to the Subfranchisor the exclusive license to purchase the territory for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. The license is subject to our continuing right to market and sell the trademarks, trade names, service marks, logos, marketing concepts and marketing programs within specified territories. If all terms and conditions of the subfranchise agreement have been met during the initial one year term and each of the subsequent one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. Each subfranchise agreement obligates the Subfranchisor to satisfy all of the operational obligations owed by us to each franchisee within the Subfranchisor's territory at the sole expense of the Subfranchisor; to use his best efforts to promote the sale of franchises within his territory; and to meet certain sales quotas. In the event of the

Subfranchisor's default, each such agreement is terminable by us upon giving thirty days' notice under certain provisions of the agreement. The Subfranchisor may terminate the agreement upon certain defaults by us, if such defaults remain uncured for more than 30 days to more than 75 days, depending on the nature of the default.

      Subfranchisors who are in full compliance with the obligations imposed upon them pursuant to the subfranchise agreement are entitled to receive one half of each initial franchise fee (after deductions for sales commissions, design, and training fees) paid by new franchisees establishing outlets within the Subfranchisor's territory, and one half of the 6% of gross sales continuing franchise fees paid by such franchisees pursuant to their respective franchise agreements.

      For territories outside of the United States, Canada and Puerto Rico, we grant master license agreements that are generally equivalent to a domestic subfranchise agreement. The significant differences between a master license and a subfranchise are that the master license fee may be as low as $0.01 per person located in the master license territory; the individual franchisees pay a continuing fee royalty of 8% of gross sales, which is split 5% to the master licensor and 3% to us; the individual franchisee pays an advertising contribution of 2% of gross sales; and the master licensor, not us, is responsible for establishing and managing the advertising cooperatives within the territory.

      We market and sell franchises, subfranchises and master licenses through advertisements placed in local and national periodicals, through presentations at trade shows and franchise conventions, through referrals from existing franchisees, Subfranchisors and Master Licensors and through informational materials placed in operating outlets.

      As of June 30, 1999 there were 85 existing domestic Blimpie subfranchisors, at least one of which is located in each of the 46 states in which the 2,040 domestic Blimpie outlets are located; five Canadian Blimpie subfranchisors, one of which is located in each of the Provinces of Alberta, British Columbia, Manitoba and Ontario in which 19 Blimpie outlets are located; one Blimpie subfranchisor in Puerto Rico in which three Blimpie outlets are located; and 15 Master Licensors for the countries of Argentina, Bahrain, Cyprus, Dominican Republic, Egypt, Great Britain, Greece, Jordan, Kuwait, Lebanon, Northern Ireland, Oman, Panama, Peru, Poland, Portugal, Qatar, The Republic of Ireland, Romania, Saudi Arabia, South Africa, Spain, United Arab Emirates, Uruguay and Venezuela in which collectively there are 35 outlets located. Included in these Blimpie outlets were three Blimpie / Pasta Central co-branded outlets, one each in Idaho, Missouri and Puerto Rico.

      Also as of June 30, 1999, there were five domestic Maui Tacos subfranchisors and one Company-owned outlet in operation.

      Such subfranchises and master licenses range in size, depending upon the specific geographical area involved, from entire countries or states to a specific county or counties. See "Business - Outlet Locations"; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Services to Franchisees

      On a continuing basis, franchisees in the U.S., Canada and Puerto Rico are furnished with advisory assistance from us regarding outlet operations, new menu items and new marketing aids developed by us. No additional fees are charged to franchisees for these services or for the training program described below. We also provide, when we, in our sole discretion deem it appropriate to do so, services to franchisees by visiting their outlets and inspecting them for quality, cleanliness and service. A written operation inspection analysis is provided after each inspection. Outside of the U.S., Canada and Puerto Rico, Master Licensors provide all such services, with our assistance.

      We provide training for new franchisees in the U.S., Canada and Puerto Rico consisting of (i) forty hours of pre-training classes at an existing outlet approved by us, (ii) one week of classroom training at our Georgia training center, and (iii) an additional 80 hours of operational post-training at an existing outlet approved by us. We provide training for new Subfranchisors and Master Licensors consisting of two weeks of classroom training at our Georgia training center, plus 80 hours of operational training at an existing outlet approved by us. The training program addresses all phases of outlet operations from service training to financial management, including the various controls of the marketing system specified in the Operations Manual. The training program covers inventories, ordering procedures, hiring and firing, equipment maintenance, product controls, bookkeeping and accounting. The training provided to Subfranchisors and Master Licensors also encompasses franchisor-related activities including, but not limited to, franchise sales, communication, analysis of franchisee construction needs and the fulfillment thereof.

      After an outlet is constructed or renovated and the equipment installed, one of our representatives or a representative of the Subfranchisor or Master Licensor generally is on site for one week after the outlet opens for the purpose of providing additional operational assistance and supervisory functions. Each Subfranchisor or Master Licensor is responsible for providing each franchisee within his territory with operational assistance throughout the term of his subfranchise or master license agreement. Generally, our representative is only on site as described above for the opening of the first three outlets that open within a territory. However, our representatives remain available on a continuing basis to provide additional support to franchisees, Subfranchisors and Master Licensors. As an additional means of support, we maintain a toll-free hotline by which franchisees and Subfranchisors may contact our representatives for advice and assistance regarding operational matters.

Outlet Properties

      Each traditional franchisee in the U.S., Canada and Puerto Rico generally is required to lease the outlet premises from one of our designated leasing subsidiaries. Each franchisee outside of the U.S., Canada and Puerto Rico generally is required to lease the outlet premises from a corporation in which the Master Licensor owns 50% and we or our designee owns 50%, or such franchisee is required to provide a collateral assignment of the lease to the jointly owned corporation. In all such cases, it is the franchisee's sole obligation to find the premises to be leased and to obtain our approval of the site of his franchised outlet. Once the location is approved, we (or our leasing subsidiary) will negotiate and enter into a lease of the premises, subject to the franchisee's approval. Subsequently, we (or our leasing subsidiary) will enter into a sublease with the franchisee for the entire term and renewal term, if any, of the lease of the premises less one day (generally 10 to 20 years). The percentage royalty and advertising payments due under the franchise agreement constitute additional rent under the sublease. Payment of the percentage royalties and advertising fees under the franchise agreement satisfies the additional rental payment obligation under the sublease. All rents specified in the lease are paid directly by the franchisee to the landlord specified in the lease pursuant to the cancelable authorization by the subsidiary leasing corporation set forth in the sublease. Accordingly, except in a rare case in which we or one of our subsidiaries may be the owner and landlord of a franchisee's outlet, no funds which constitute rental payments are ever collected for use by us. We have no payment or performance obligations with respect to any of the existing outlet location leases, except for less than one percent of those leases.

      The leasing/subleasing mechanism described above enables us to maintain control of each outlet premises and to enforce franchisee compliance with our authorized product line and quality standards. Additionally, since percentage royalties and advertising fees constitute additional rent under the subleases, the leasing/subleasing mechanism gives us an additional vehicle through which to enforce our rights regarding receipt of such payments and payments to the landlord of the outlet premises. Typically, upon a franchisee's failure to make timely rental payments, our leasing subsidiary will receive notice from the landlord. The franchisee is then notified of its default and is given the opportunity to cure the default. If the franchisee fails to cure the default, eviction proceedings usually will be instituted by either the unaffiliated landlord or our leasing subsidiary. Following eviction of the franchisee, we, with the landlord's approval, will attempt to sell the existing franchised outlet to a new franchisee who will take possession of the premises subject to the terms of the prior lease and sublease, or under a new lease negotiated by us with the landlord, and a new sublease. In cases where a lease has been terminated and/or a franchisee has been evicted and a replacement franchisee cannot be obtained by us to cure all defaults and operate or re-open the outlet in question, it is our general policy either to abandon the location and the leasing subsidiary, or to dispose of ownership of the leasing subsidiary to unaffiliated parties for nominal consideration.

      Substantially all leases executed by our various leasing subsidiaries during the past five years include provisions (and it is our intention that all future leases will include provisions) that the respective landlords thereunder will not directly or indirectly claim or institute legal proceedings against us.

      All of the 2,097 existing Blimpie and Blimpie / Pasta Central outlets and the one Maui Tacos outlet (as of June 30, 1999) are operating in premises located in free-standing buildings, shopping malls, shopping centers, in-line urban store clusters, convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations. The size of an outlet varies from 400 square feet to approximately 3,500 square feet. Since the cost of renovating pre-existing premises into an approved outlet is dependent upon the condition and prior use of the premises, an exact estimation is impossible. Historically, the cost of outlet construction/renovation, which must be completed in accordance with design and layout specifications provided by us, and at the franchisee's sole expense, has ranged from as low as $10,000 to as high as $80,000. The franchisee must also equip the outlet at the franchisee's sole cost and expense. Such equipment costs total, in the aggregate, approximately $25,000 to $100,000.

Outlet Locations

      As of June 30, 1999, we operated one Maui Tacos outlet in Atlanta, Georgia. The following table sets forth the number of Blimpie franchised outlets in operation as of June 30, 1999, and includes three co-branded Blimpie / Pasta Central locations, which were located in Idaho, Missouri and Puerto Rico:

                                     Number
                                       of
Location                             Outlets

United States outlets:
Alabama                                 23
Alaska                                   7
Arizona                                 79
Arkansas                                26
California                              80
Colorado                                44
Connecticut                             35
Florida                                189
Georgia                                205
Hawaii                                   9
Idaho                                   16
Illinois                                39
Indiana                                 60
Iowa                                    64
Kansas                                  15
Kentucky                                29
Louisiana                               46
Maine                                    3
Massachusetts                            5
Michigan                                87
Minnesota                               31
Mississippi                             15
Missouri                                60
Montana                                  7
Nebraska                                26
Nevada                                  30
New Hampshire                            2
New Jersey                              51
New Mexico                              13
New York                                85
North Carolina                          70
North Dakota                             6
Ohio                                    93
Oklahoma                                13
Oregon                                  15
Pennsylvania                            50
Rhode Island                             7
South Carolina                          56
South Dakota                             3
Tennessee                               76
Texas                                  135
Utah                                    36
Washington                              38
West Virginia                           18
Wisconsin                               32
Wyoming                                 11
                                     -----

United States total                  2,040
                                     -----

International outlets:
Argentina                                8
Canada                                  19
Cyprus                                   3
Dominican Republic                       1
Jordan                                   2
Panama                                   2
Peru                                     0
Poland                                   3
Saudi Arabia                             3
South Africa                             2
Spain                                    1
Great Britain                            4
Portugal                                 1
Venezuela                                5
Puerto Rico                              3
                                     -----

International total                     57
                                     -----

Total                                2,097
                                     =====

Government Regulation

      The Federal Trade Commission and various state governmental authorities have adopted laws regulating franchise operations and the franchisor-franchisee relationship. Such laws vary from merely requiring the filing of disclosure documents concerning the offer and sale of franchises to the application of statutory standards regulating established franchise relationships. The most common provisions of those laws regulate the substance of franchisor-franchisee relationships and establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Some states' laws contain provisions designed to ensure the fairness of the franchise agreements to franchisees by, among other means, including limitations, prohibitions and/or restrictions pertaining to the assignability of the rights of franchisees; a franchisee's right to own or be involved in other businesses; franchisee membership in trade associations; and franchisor interference with franchisee employment practices.

      In addition to the foregoing state regulations, the Federal Trade Commission has adopted rules and guidelines that require franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. In addition to requiring the disclosure of information necessary for a franchisee to make an informed decision on whether to enter into a franchise relationship, the guidelines delineate the circumstances in which franchisors may make predictions on future sales, income and profits. We do not furnish or authorize our salespersons to furnish any oral or written information on the actual or projected sales, costs, income or profits of a franchise. Failure to comply with such rules constitutes an unfair trade practice under Section 5 of the Federal Trade Commission Act.

      Several state and federal courts have revealed a tendency to be sympathetic to and desirous of protecting the rights and interests of franchisees in litigation with their franchisors. Taking such tendencies into consideration, we may modify our licensing activities, or we may choose not to enforce certain of our rights and remedies under certain franchise and lease agreements. However, we do not believe that such modifications, delays, or failures will have a materially adverse effect on our operations. The law applicable to franchise operations and relationships is rapidly developing, and we are unable to predict the effect on our operations of additional requirements or restrictions, which may be enacted or promulgated, or of court decisions which may generally be adverse to the franchise industry. We believe that we have conducted and are conducting our business in substantial compliance with all applicable laws and regulations governing our operations.

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

      We believe that we are conducting our business in substantial compliance with all applicable laws and regulations governing our operations.

Trademarks, Trade Names, Service Marks And Logos; Know-How And Methods Of Operation

      We regard our trademarks and the methodologies and know-how which comprise each of the marketing concepts and programs employed by our various brands (each, a "Marketing System") as having significant value and as being important to our marketing efforts. Each of our franchise and subfranchise agreements authorizes our franchisees and subfranchisors, respectively, to use the trademarks and Marketing System pertaining to the brand which is the subject of such agreements, along with all other future trademarks pertaining thereto.

      Our trademarks and Marketing Systems may only be used by traditional and new-concept outlets that sell our products, and by our licensed distribution points. There are specific product limitations regulating each outlet so that franchisees may sell only those products authorized by their particular franchise agreement and Operations Manual, or that we otherwise approve. Any variation from the authorized product line is actionable by us.

      We currently own an undivided 60% interest in the domestic and international Blimpie trademarks. The remaining 40% interest in those trademark rights is owned by MBI. Through various agreements which we have entered into with MBI, the trademark rights are shared by both MBI and us. Both companies have the exclusive rights to the trademarks in certain domestic territories, and for the remaining territories, we have licensed the rights to the trademarks from MBI in exchange for a licensing fee generally equal to 30% of the revenues, after deducting direct expenses, incurred by us in the territories.

      The territories for which we have licensed the right to distribute the Blimpie trademarks and license the Blimpie Marketing System from MBI include:
Alaska, Arkansas, Northern California, Colorado, Hawaii, Iowa, Kansas, Missouri, Nebraska, Nevada, North Dakota, Oklahoma, South Dakota, and all territories outside of the United States.

      The territories in which MBI has retained the right to distribute the Blimpie trademarks and license the Blimpie Marketing System (the "MBI Territories") include Delaware, Maryland, New Jersey (except for the Counties of Morris, Warren, Sussex, Bergen, Passaic and Essex, but including the Cities of Alpine, Belville, Cliffside Park, Cloister, Cresskill, Demarest, Dumont, East Rutherford, Edgewater, Englewood, Englewood Cliffs, Fairview, Fort Lee, Hackensack, Harrington Park, Haworth, Old Tappan, Northvale, Nutley, Norwood, Palisades Park, Paterson, Ridgefield, Ridgefield Park, Rock Leigh, Rutherford, South Hackensack and Tenafly), the counties of New York, Queens, Kings, Richmond, Rockland, Bronx and Westchester in New York, Pennsylvania (from the eastern border westward to and including Harrisburg), Virginia and Washington, D.C.

      We possess the exclusive right to license the Blimpie trademarks and Blimpie Marketing System in the area of Northern California between the southern border of Monterrey and the northern border of the state, including the counties of Monterrey, San Benito, Santa Cruz, Santa Clara, San Mateo, Alameda, Mariposa, San Francisco, Contra Costa, Marin Novato, Mono, Tudumne, Calaveras, Napa, Solano, Sonoma, Amedor, Alpine, Sacramento, Yolo, Sutter, El Dorado, Placer, Colusa, Nevada, Lake, Yuba, Mendocino, Glenn, Sierra, Butte, Tehama, Plumas, Humboldt, Trinity, Shasta, Lassen, Del Norte, Siskiyou and Modoc. Blimpie of California, Inc. ("BOC"), a corporation which is not affiliated with us, possesses the exclusive right to license the Blimpie trademarks and Blimpie Marketing System throughout the balance of the state of California. A number of franchised Blimpie outlets located in Southern California have been established pursuant to trademark licenses granted by BOC. We receive 2.5% of the gross sales by such franchisees, and share half of such receipts with MBI.

      The agreement we entered into with MBI in 1991 with respect to the licensing of the Blimpie trademarks and the Blimpie marketing system outside of the United States (the "1991 Agreement") provides for automatic annual renewals until July 2090, provided that we make all payments due to MBI, subject to a minimum annual payment of $100,000. If we ever failed to satisfy our payment obligations under that agreement, we would lose the right to license the Blimpie trademarks and Blimpie Marketing System outside of the U.S. and throughout the MBI Territories. From July 1991 through June 30, 1999, we paid approximately $3,365,000 to MBI pursuant to the 1991 Agreement. We have no reason to believe that MBI would ever seek to cancel or terminate the 1991 Agreement. Furthermore, we believe that we will continue to comply with the terms of the agreement, and that it will remain in effect throughout its entire permissible term. However, no assurance can be given that the agreement will remain in full force and effect until July 2090.

      We acquired our 60% interest in the trademark rights noted above through various transactions with Anthony P. Conza, our Chairman and Chief Executive Officer ("Conza") and David L. Siegel, our Chief Operating Officer ("Siegel"). We received a 99 year license in the domestic rights in the Blimpie trademarks from Conza and Siegel in 1976. In 1997, we purchased our share of the international rights to the Blimpie trademarks from Conza and Siegel under an agreement which was negotiated on our behalf by a Committee of the Board of Directors that consisted solely of outside directors. We agreed to pay $4.5 million ($3 million to Conza and $1.5 million to Siegel), plus certain contingent fees which were to take effect after cumulative international revenues exceeded $5 million, in consideration for their sale of such rights to us. That agreement further provided that Conza and Siegel could receive annual payments totaling $150,000 per year for 50 years, or could elect, at any time prior to January 1, 2001, to receive a lump sum distribution of $3 million on January 1, 2001, with $2 million payable to Conza and $1 million payable to Siegel.

      In February 1999, both Conza and Siegel elected to receive the lump-sum payment. They also agreed to terminate the 99-year license for the domestic trademark rights and contribute those rights to us. In consideration for the contribution of these trademark rights and in satisfaction of the lump-sum payment due in 2001, we amended our 1997 international trademark agreement with Conza and Siegel, and paid the full $3 million payment in February 1999.

      In 1997, we acquired, in connection with our majority interest in MTII, all of the Maui Tacos trademarks. MTII owns all of those trademarks, as well as the Maui Tacos name. Additionally, MTII owns the trademarks relating to Smoothie Island and Smoothie Island Juice Bar.

      Also, we are the sole owners of the trademark rights relating to Pasta Central.

      To our knowledge, there are no infringing uses of any of any of our trademarks in any territory where any of our franchisees has established or attempted to establish operations which would in any way materially affect the use of such trademarks by us or by any of our franchisees.

Research and Development

      We conduct ongoing development of new menu items and test markets such items, as well as new company-developed food marketing aids, in selected outlets. Although such research and development activities are important to our business, the amounts that we have previously expended for these activities have not been material.

Business Expansion

      Equipment Leasing. We provide financing to new and existing franchisees primarily through entering into participation arrangements with unaffiliated third party finance/leasing entities. As of June 30, 1999, we were participants in the financing of 60 of such equipment leases totaling $497,000. We believe that such programs will result in an increase in financing profits and an increase in franchise sales due to the greater availability of equipment to new and existing franchisees. However, no assurances can be given in that regard.

      Domestic Expansion. We plan to grow through continued development of traditional and new-concept Blimpie outlets co-branded Blimpie / Pasta Central outlets, Maui Tacos outlets and Smoothie Island outlets co-branded with the other outlets throughout the U.S. We also plan to continue to develop new types of Blimpie distribution points throughout the U.S., including expanding the vending machine program, commencing a school lunch program, and other initiatives.

      International Expansion. We continue to grow internationally through the sale of master license agreements. The agreements are analogous to subfranchise agreements, except that the master licensor or one of our wholly-owned subsidiaries enters into franchise agreements directly with the franchisees in each international market. The master licensor, in effect, is our representative in that specific country and is obligated to provide all of the support services and selling activities required to develop the franchised market. Initially, however, we will provide administrative support to assist the master licensors. As of June 30, 1999, we had entered into Blimpie master license agreements for the following countries: Argentina, Bahrain, Canada (provinces of Alberta, British Columbia, Manitoba and Ontario), Cyprus, Dominican Republic, Egypt, Great Britain, Greece, Jordan, Kuwait, Lebanon, Northern Ireland, Oman, Panama, Peru, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Romania, Saudi Arabia, South Africa, Spain, United Arab Emirates, Uruguay and Venezuela. The master licensor for Puerto Rico has purchased the master license for Pasta Central as well.

      We anticipate that we will execute master license agreements for our Blimpie and other brands in various other countries in the near future. We also plan to develop joint venture agreements with various entities such as petroleum marketers or convenience store chains for the installation of Blimpie and other outlets in such entities' locations. There can be no assurance, however, that we will consummate any such transactions.

      Development of Blimpie Branded Products. Our long term strategic plan includes developing products for sale at distribution points such as Blimpie restaurants, supermarkets and convenience stores.

We began selling Blimpie branded peppers, potato chips and potato sticks during the year ended June 30, 1998 in a limited number of Blimpie outlets. We intend to expand this initiative by increasing the number of Blimpie branded products and the number of locations in which they are sold. No assurances can be given, however, that the sale of Blimpie branded products will continue to generate increased revenue for us.

      Acquisition of Existing Franchise Concept. On October 29, 1997 we entered into an agreement with Maui Tacos International, Inc. (MTII) which resulted in our acquisition of a majority interest in MTII. See "Business - Business Expansion - Development of New Franchise Concepts" below. We believe that our mature infrastructure is capable of supporting additional franchise systems, and that additional acquisitions of this nature will open up additional market segments for our development. However, no assurances can be given that additional acquisitions will be consummated, and if consummated, that they will generate increased revenues or net income for us.

      Development of New Franchise Concepts. We are actively engaged in the development of new franchised food concepts involving product offerings which will not be directly competitive with the products offered by the chain of Blimpie outlets.

      Maui Tacos(TM) - In October 1997 we acquired a majority interest in MTII, a concept featuring a health-oriented, affordable restaurant-quality menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Our intention in acquiring the trademarks and development rights for Maui Tacos is to convert the pre-existing Maui Tacos full service restaurant concept with six locations operating in Hawaii into a quick service restaurant concept. We intend to accomplish that goal by awarding development rights to subfranchisors and master licensors across the United States and internationally. As of June 30, 1999, five subfranchise territories have been awarded in the United States. The first company-owned restaurant is operating in Atlanta, with leases signed on three other locations in New York, North Carolina, and Delaware.

      Pasta Central(TM) - This company-created concept features baked pasta and pizza offerings in the HMR (Home Meal Replacement) category that address current eating trends for eat-in or take home meals. Our strategy for this concept is to co-brand Pasta Central with Blimpie outlets to create natural synergies and cost efficiencies. In the typical Blimpie location, the majority of sales take place at lunch time. We anticipate that Pasta Central will generate significant evening traffic, since it includes meals for in-store dining, take-away, or for final preparation and consumption at home. We expect that the two concepts can co-exist in the same location and generate greater returns to the franchisee and us based on higher revenues and lower costs as a percentage of these revenues. The concept may eventually be developed as a stand-alone location. The first location opened in Missouri in March of 1999, with two subsequent locations opened in Idaho and Puerto Rico.

      Smoothie Island(TM) - This MTII-created concept features offerings of blended beverages of frozen yogurt, fruit and nutritional supplements. Smoothie Island will be co-branded with Blimpie and Maui Tacos locations, and may also stand alone in other venues such as airports, sporting arenas, and fitness centers. As of June 30, 1999, there were 30 locations open and operating in 17 states and in Puerto Rico. We currently are developing a stand-alone Smoothie Island Juice Bar location in Houston, Texas which will feature juice drinks, nutritional supplements, and health-related products for retail sale.

      No assurances can be given that we will be able to successfully develop any or all of these new franchise food concepts. We have incurred substantial initial costs associated with the development of these new concepts and we will, in all likelihood, continue to incur substantial costs which will exceed the initial revenues derived. Furthermore, no assurances can be given that we will be able to develop sufficient market acceptance and market penetration with respect to any of the new franchise concepts, or that we will be able to derive any revenues or net income from such undertakings.

COMPETITION

      We and our franchisees compete in the quick-service restaurant industry, which is highly competitive with respect to price, service, outlet location and food quality, and is often affected by changes in consumer tastes, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. We and our franchisees compete with an increasing number of national chains of quick-service outlets, a number of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than we possess.

      Our most significant competitor is the Subway(R) chain of sandwich outlets, whose outlets offer food products substantially similar to those offered by Blimpie outlets, at comparable prices. We and our franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than our chain of franchised outlets and our franchisees, respectively.

      Our outlets compete principally on the basis of price, nature of product, food quality and quality of service. In selling franchises, we compete with a number of franchisors of outlets and other business concepts. In general, there is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for outlets.

      We also are required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per outlet, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. Continuing or sustained price discounting in the fast food industry could have an adverse effect on our business and financial condition.

EMPLOYEES

      As of June 30, 1999, we employed 118 full-time employees (including eleven officers). Twenty-two employees (including six officers) attend to our franchisee operations support, executive management and legal staffing needs at our New York City office; 16 employees (including one officer) provide construction and design and franchisee operations support services at our Houston, Texas office; and 80 employees (including four officers) are engaged in accounting, franchisee operations support and training, marketing and franchise development activities at our Atlanta, Georgia office. In addition, seven of the employees included above (including one officer) of MTII are engaged in franchisee operations support, executive management and franchise development activities in an office adjacent to our Atlanta, Georgia office. None of our employees is covered by collective bargaining agreements. All of our full-time employees, including executive officers, are covered by a health plan and our 401(k) profit sharing plan.

      We consider our employee relations to be good. We believe that we provide working conditions and pay salaries and bonuses that compare favorably with those of our competitors.

      We have adopted a stock incentive plan for our employees and officers. See "Executive Compensation - Omnibus Stock Incentive Plan."

ITEM 2. PROPERTIES

      Our principal office is located at 740 Broadway, New York, New York, where we lease, through a wholly-owned subsidiary, 740 Broadway Top Floor Corp., approximately 6,000 square feet of office space from an unaffiliated landlord. We have guaranteed the obligations of our subsidiary under that lease. Our subsidiary pays a monthly rent of $9,200 which is subject to escalations, plus certain utilities and other fees. The term of the lease expires in February, 2003. We also lease 18,710 square feet of office space in Atlanta, Georgia from an unaffiliated landlord, through our wholly owned subsidiary Blimpie Capital

Corporation. The monthly payments under this lease currently approximate $21,439 and escalate to $23,777 per month during the last year of the lease term in 2003.

      We also sublease 3,585 square feet of office space in Houston, Texas, on a month-to-month basis pursuant to an oral agreement with Vet Con Management Company, Inc. ("Vet Con"), a company wholly owned by Joseph Conza. Vet Con holds the lease relating to such office space with a landlord unaffiliated with us. We make monthly payments under such sublease directly to the landlord. The monthly payments under such sublease made by us are currently $3,954 and, if we continue to occupy the premises pursuant to our oral sublease, may escalate to include annual common area maintenance payments during the final three years of the lease term, which may require moderate increased payments to the landlord for expenses incurred by the landlord in maintaining common areas.

      We also own a building and are the lessee of a ground lease relating to property in Marietta, Georgia. The building was purchased by us in 1984 for $80,855 and is currently subleased to a Blimpie franchisee for use as a Blimpie outlet. There is no mortgage on that building.

      Each franchisee is required to lease the outlet premises from one of our wholly owned leasing subsidiaries. Each leasing subsidiary leases such premises from a landlord unaffiliated with us. See "Business - Outlet Properties."

ITEM 3. LEGAL PROCEEDINGS

      An arbitration proceeding was commenced in August 1999 in the Southfield, Michigan office of the AAA entitled Trafalgar Holdings, LLC, et al v. Blimpie International, Inc. (case no. 54 114 00384 99). The claimants seek compensatory damages in excess of $350,000 based upon allegations of common law fraud and violations of the Michigan Franchise Investment Law arising from alleged misrepresentations and omissions attributed to our subfranchisor for the Northern Michigan area in connection with the sale of Blimpie franchises to the claimants, claims for breach of fiduciary duty by us and an accounting in connection with our administration of the advertising cooperative to which the claimants belonged and a claim for breach of contract by us relating to the claimants' alleged plan to open additional franchises at six month intervals. We have denied all liability, and are vigorously defending all of these claims.

      An arbitration proceeding was commenced in February 1998 in the San Francisco, California office of the AAA entitled Peacox Ventures LLC v Blimpie International, Inc. (case no. 74-114-0209-98). The claim alleges violations of the California Franchise Investment Law, the California Unfair Practices Act, fraud and negligent misrepresentation based on alleged misrepresentations and omissions in the sale of franchises by our subfranchisor, who is alleged to be our agent, as well as a claim for breach of contract based on our alleged failure to provide operational support and assistance to the claimant. The demand seeks rescission of claimant's franchise agreements, restitution of monies spent by the claimant and consequential damages amounting to approximately $737,000 and injunctive relief. A decision in favor of the claimant in the amount of approximately $200,000, plus expenses to be borne by us in the amount of approximately $15,000 was rendered in October, 1999. We accrued a charge for the payment we must make pursuant to the arbitrator's decision in our audited financial statements for the year ended June 30, 1999.

      An arbitration proceeding was commenced in March 1999 in the New York, New York office of the AAA entitled B.A.E. Enterprises, Inc., et al v Blimpie International, Inc. The claimants, who formerly operated a Blimpie franchise in Harris, Texas, allege we violated the Texas Deceptive Trade Practices Act, and committed fraud and breach of contract based upon alleged misrepresentations and omissions in the sale of their franchise. Claimants allege that they suffered damages in the amount of $100,000 (which they are seeking to treble under the Texas Deceptive Trade Practices Act). A hearing, at which we denied all liability and vigorously defended our position, was held with respect to the claim in late September 1999. As of the date of this report, no decision has been issued.

      An arbitration proceeding was commenced in November 1998 in the New York, New York office of the AAA entitled Mohinder Parkash and Satish Walia v Blimpie International, Inc. (case no.

131140120698). The claimants, who formerly operated a Blimpie outlet in Waterford, Michigan, claim that we breached our franchise agreement with them by opening another Blimpie outlet within two miles of their outlet, and by failing to assist the claimants with operational and financial problems. The claimants have demanded damages in excess of $450,000, plus attorneys fees and costs. A three day hearing, at which we denied all liability and vigorously defended our position, was held in October 1999. A fourth day of hearings has been scheduled in December 1999.

      It is the opinion of management that the liability, if any, arising from all pending claims and lawsuits will not have a material adverse impact upon our consolidated earnings, financial position or cash flows.

Item 3a. Our Executive Officers

The following table sets forth certain information concerning all of our executive officers. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.

Name                    Age   Position
----                    ---   --------

Anthony P. Conza        59    President and Chief Executive Officer

David L. Siegel         55    Chief Operating Officer and General Counsel

Patrick J. Pompeo       60    Executive Vice President, Research and Development

Charles G. Leaness      49    Executive Vice President - Senior Corporate
                                Counsel and Secretary, Chief Executive Officer, Maui Tacos International, Inc.

Joseph A. Conza         45    Senior Vice President, President - B I Concept
                                Systems, Inc.

Robert S. Sitkoff       46    Senior Vice President, President - Maui Tacos
                                International, Inc.

Joseph W. Morgan        37    Senior Vice President, President - Blimpie Subs &
                                Salads

Brian D. Lane           37    Vice President, Chief Financial Officer

      Mr. Anthony P. Conza, together with two individuals who are not affiliated with us, originally created the Blimpie concept in 1964. He is one of the original founders of the Blimpie outlet chain, and is one of our co-founders. He has been Chairman of our Board of Directors, and our President and Chief Executive Officer since we commenced business operations in 1977. In 1992, the "Entrepreneur of the Year" for New York, an award sponsored by Ernst & Young, Merrill Lynch and Inc. Magazine, was presented to Mr. Conza. In the same year, he was also named Chain Operator of the Year by the New York State Restaurant Association. He is a member of the Board of the Jose Limon Dance Company, a member of the Board of Governors of The Boys & Girls Clubs of America and he serves on the Dean's Council at Harvard University's JFK School of Government. Mr. Conza is the brother of Joseph A. Conza, the brother-in-law of Patrick Pompeo and the father-in-law of Joseph Morgan.

      Mr. Siegel, one of our co-founders, served as our Executive Vice President and General Counsel and as a member of our Board of Directors since our formation in 1977. In September 1995, he was appointed as our Vice Chairman of the Board, Chief Operating Officer and General Counsel. He also served as our Treasurer from 1977 until January, 1991. He is also a practicing attorney in the City of New York. Mr. Siegel received a Bachelor of Arts degree in 1965 from Marietta College, a Juris Doctor Degree in 1968 from New York University School of Law and a Master of Laws Degree in 1970 from New York University School of Law. During the past five years, Mr. Siegel has also served as an officer of each of our leasing subsidiaries.

      Mr. Pompeo has served as a director and Senior Vice President in charge of operations since the time of commencement of our business operations in 1977. In September 1995, he became Executive Vice President of Research Development and Procurement. Mr. Pompeo was employed for 16 years as a floor supervisor by E.F. Hutton & Co., the former New York Stock Exchange member firm. Mr. Pompeo is also a principal shareholder, officer and director of Georgia Enterprises, Inc., our Subfranchisor for the State of Georgia. Mr. Pompeo is the brother-in-law of Anthony Conza.

      Mr. Leaness has been a member of our Board of Directors since we commenced business operations, and served as our Senior Vice President-Corporate Counsel for more than the past five years. He was appointed Chief Executive Officer of Maui Tacos International, Inc. in February 1999. In September, 1995, he was appointed as one of our Executive Vice Presidents. Mr. Leaness is also a principal shareholder, officer and director of Llewellyn Distributors, Inc., our Blimpie Subfranchisor for a part of New Jersey, and of Manhattan Maui, Inc., our subfranchisor for Maui Tacos for the County of New York in New York State. Mr. Leaness received a Bachelor of Arts degree from Tulane University in 1972 and a Juris Doctor degree from New York Law School in 1982. Mr. Leaness is a practicing attorney in New York State. He currently serves as Director of the New York State Restaurant Association and is President of the New York City Chapter. Mr. Leaness also serves on the Board of Directors of the International Franchise Association (IFA).

      Mr. Joseph A. Conza held the position of Vice President - Construction and Design from February 1991 through August 1995. In September 1995, he was appointed Senior Vice President - Equipment and Design Services. In November 1997, he was appointed President of B I Concept Systems, Inc., our wholly-owned equipment and design subsidiary. From 1986 through his appointment as one of our Vice Presidents, Mr. Conza was employed as President of Lone Star Blimpie, Inc. He has also served as President of International Southwest Blimpie, Inc. since 1990. Mr. Conza is also a principal shareholder, officer and was director of International Southwest Blimpie, Inc., our Subfranchisor for the Harris County (Houston), Texas market through the sale of this market to an unrelated party in November 1998. Mr. Conza also is a principal shareholder of Georgia Enterprises, Inc., our Subfranchisor for the State of Georgia. Mr. Conza is the brother of Anthony P. Conza.

      Mr. Sitkoff served as our Vice President, Treasurer and Chief Financial Officer from January 1991 through August 1995. In September 1995, he was appointed Senior Vice President, Treasurer and Chief Financial Officer. In September 1997, he was appointed President of Maui Tacos International, Inc. Between 1980 and 1985, he was self-employed as a distributor for Pepperidge Farms' Biscuit Division. Between 1986 and 1988, he was a principal shareholder and President of Blimpie of Central Florida, Inc., our Subfranchisor for the Orlando, Florida market. From 1989 through 1990 he was employed as our Controller. Mr. Sitkoff received a B.S. degree in Industrial Management from Georgia Institute of Technology in 1974.

      Mr. Morgan joined us in 1992 in the capacity as a corporate counsel. From 1994 through August 1995, he served as our director of strategic planning. In September 1995, he was appointed as Vice President of Strategic Planning and in December 1996 he was appointed to Senior Vice President of Strategic Planning. In September 1997 he was appointed President of our Blimpie Subs & Salads division. During the three year period prior to joining us, Mr. Morgan attended the University of Miami School of Law, and received a J.D. degree from said institution in June 1992.

      Mr. Lane joined us in May 1998 in the capacity of Vice President, Chief Financial Officer. After graduating from the University of Georgia in 1984 with a Bachelor of Business Administration in Accounting, Mr. Lane joined Ernst & Young LLP as a staff accountant. He progressed to the position of Audit Senior Manager before leaving the firm in 1995. Mr. Lane then joined Checkmate Electronics, Inc., an electronics manufacturer in Roswell, Georgia, as Director of Finance. He was promoted to Vice President of Finance before leaving that company to join us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended June 30, 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock traded on the Nasdaq National Stock Market through March 16, 1998. On March 17, 1998, the Common Stock was listed on the American Stock Exchange under the symbol BLM. The quarter by quarter ranges of the high, low and closing prices of our Common Stock on these markets during the fiscal years ended June 30, 1998 and 1999 were as follows:

            Quarter-End          High        Low        Close
            -----------          ----        ---        -----

                9/97             5.500      4.500       4.625
               12/97             5.500      3.188       3.438
                3/98             4.438      3.500       4.438
                6/98             4.375      3.000       3.063
                9/98             3.938      1.750       2.250
               12/98             2.625      2.000       2.188
                3/99             2.750      2.000       2.438
                6/99             3.063      1.938       2.750

      As of November 15, 1999, there were 546 holders of record of our Common Stock.

      We paid our first cash dividends on our Common Stock in the amount of $.025 per share during the fiscal year ended June 30, 1993 ($.017 per share as adjusted for a 3:2 stock split effected during the fiscal year ended June 30, 1994 (the "1994 Stock Split"). During the fiscal years ended June 30, 1995, 1996, 1997, 1998 and 1999 we paid cash dividends aggregating $.05 $.06, $.07, $.07 and $.07 per share, respectively. It is our present intention to pay dividends in or about October and April of each year, subject to such factors as earnings levels, anticipated capital requirements, our operating and financial condition and other factors deemed relevant by the Board of Directors.

      During the fiscal years ended June 30, 1997, 1998 and 1999, we did not sell any securities which were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      Fiscal Year Ended June 30,
                                                    --------------------------------------------------------------
                                                      1999           1998         1997         1996         1995
                                                    --------------------------------------------------------------
                                                      (Dollars in 000's, Except Per Share and Outlets Open Data)
Revenues (a)                                        $ 33,550       $ 37,107     $ 37,337     $ 34,235     $ 25,887
Continuing Fees                                       18,956         17,343       15,391       12,465        8,734
Income before cumulative effect of change
  in accounting principle                              1,156          2,444        3,278        4,040        2,340
Cumulative effect adjustment                          (3,373)            --           --           --           --
Net (loss) income                                     (2,217)         2,444        3,278        4,040        2,340
Basic earnings per share before cumulative
  effect adjustment                                 $   0.12       $   0.26     $   0.34     $   0.43     $   0.27
Diluted earnings per share before cumulative
  effect adjustment                                 $   0.12       $   0.26     $   0.34     $   0.41     $   0.27
Basic (loss) earnings per share                     $  (0.23)      $   0.26     $   0.34     $   0.43     $   0.27
Diluted (loss) earnings per share                   $  (0.23)      $   0.26     $   0.34     $   0.41     $   0.27
Pro forma amounts assuming the new revenue
  recognition method is

  applied retroactively (b):
  Net income                                        $  1,156       $  2,428     $  2,816     $  2,940     $  1,790
  Basic earnings per share                          $   0.12       $   0.25     $   0.30     $   0.31     $   0.21
  Diluted earnings per share                        $   0.12       $   0.25     $   0.29     $   0.30     $   0.21
Total assets                                        $ 28,258       $ 28,323     $ 27,704     $ 21,823     $ 15,252
Long term debt                                            --             --           --            5           13
Long term trademark obligations                          204          3,408        3,509           --           --
Total shareholders' equity                            18,107         20,625       18,865       15,675        7,308
Cash dividends declared per
  common share                                      $   0.07       $   0.07     $   0.07     $   0.06     $   0.05
Outlets open at end of year                            2,097          1,972        1,684        1,407          986

---------------------

      (a) Results for fiscal 1998, 1997, 1996 and 1995 have been adjusted to reflect a reclassification of certain management fees from Management fees and other income to Selling, general and administrative expenses.

      (b) Pro Forma amounts assuming the new revenue recognition method is applied retroactively are unaudited for fiscal 1998, 1997, 1996 and 1995

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

Overview

      We have centered our operations around the Blimpie Subs & Salads chain of quick service restaurants. We and our subfranchisors have more than doubled the number of operating restaurants over the past four years, increasing from 986 restaurants at June 30, 1995 to 2,097 restaurants at June 30, 1999. Continuing fees based upon each franchisee's gross sales have increased 117.0% in the same time period, increasing from $8.7 million in fiscal 1995 to $19.0 million in fiscal 1999. In fiscal 1996, we achieved record profitability by generating over $4 million in net income and $0.41 per diluted share. Despite the continued increases in the number of restaurants and in continuing fees, our profitability declined in each year subsequent to 1996 due primarily to a decrease in revenues from the sale of subfranchise territories and fewer new outlet openings.

      Generally, we pay our subfranchisors approximately half of the continuing fees and franchise fees we receive, and we realize a low gross margin on equipment sales. Sales of subfranchises and master licenses are our most profitable sources of revenue, since the only direct expense for such sales is commissions and trademark license fees of approximately 24% of the related revenues. During fiscal 1996, we recognized over $3.1 million in subfranchise and master license fees, but this amount declined to $2.3 million in fiscal 1997 and $1.4 million in fiscal 1998. Since most of the available domestic Blimpie subfranchise territories had been sold, we began focusing on the international market beginning in fiscal 1996. Sales of master license territories were strong in fiscal 1997, but decreased in fiscal 1998 and fiscal 1999 as we focused on assisting our existing Master Licensors in developing their territories. While we believe that the international marketplace represents a vast potential for growth, there are many barriers to success in this arena, and no assurances can be given that we will be successful in our attempt to develop outside of the United States.

      Faced with declining profitability despite the consistent growth in the number of Blimpie outlets and continuing fees, we began to develop several new initiatives, the most notable of which was the introduction of three new brands. During fiscal 1998, we restructured our management personnel in order to provide better support to our subfranchisors and franchisees in the Blimpie Subs & Salads Group, as well as to allow others to focus on building new franchise opportunities. We believe that we can continue to improve our Blimpie Subs & Salads operations while using our franchising expertise to introduce new franchise concepts that complement the Blimpie brand. The development of new franchise concepts is an expensive endeavor. We have incurred additional expenses in fiscal 1998 and fiscal 1999 relating to these efforts, and will continue to incur similar costs in fiscal 2000 and beyond.

      We believe that our three new concepts, Maui Tacos(TM), Pasta Central(TM), and Smoothie Island(TM), will be well received and that the Blimpie brand will continue to be successful. Looking forward, we anticipate that fiscal 2000 will include many changes in our operations. We are already operating the first Maui Tacos store, and we expect to generate store sales and store costs associated with the operation of that store as well as future Company-owned outlets. In addition, all three new concepts are expected to generate new revenues in fiscal 2000, and to continue to increase selling, general and administrative expenses through additional personnel, legal and advertising costs necessary to support these initiatives.

No assurance can be given that the introduction of these concepts will result in increased revenues, or that such revenues, if received, will exceed the related costs.

Results Of Operations

Fiscal Year Ended June 30, 1999 Compared With Fiscal Year Ended June 30, 1998.

      Prior to July 1, 1998, we recognized fees relating to subfranchisor and master licensor territory sales when collected or due. If fees were collectible over an extended period and no reasonable basis existed for estimating collectibility, we recognized those fees as we collected them or when the uncertainty regarding collectibility was resolved. Effective July 1, 1998, we changed our methodology of accounting for fees relating to subfranchisor and master licensor territory sales to recognize such fees as revenue on a straight
- line basis over a 10 year period. We estimate that 10 - years is approximately the period over which our performance obligation to the subfranchisor and master licensor extends. We consider the new revenue recognition methodology to result in a better matching of revenues and related expenses we incur in the earnings process related to such revenues. The effect of the change in fiscal 1999 was to increase income before the cumulative effect adjustment by approximately $274,000 ($0.03 per share). The adjustment of $3,373,000 (after reduction for income taxes of $1,815,000) to apply retroactively the new method is included in the net loss in fiscal 1999.

      Our income before cumulative effect of change in accounting principle decreased 52.7% to $1,156,000 in fiscal 1999 from $2,444,000 in fiscal 1998. Our basic and diluted earnings per share before cumulative effect of change in accounting principle decreased 53.8% to $0.12 per share in fiscal 1999 from $0.26 per share in fiscal 1998. Such decreases are attributable primarily to decreases in subfranchise, master license and franchise fees and equipment sales, and an increase in selling, general and administrative expenses, all of which are discussed below.

      Our continuing fees derived from franchises increased 9.3% to $18,956,000 in fiscal 1999 from $17,343,000 in fiscal 1998. This increase was due primarily to the 6.3% increase in the number of open outlets from 1,972 at June 30, 1998 to 2,097 at June 30, 1999. Continuing fees increased at a faster rate than the rate of outlet openings primarily because a large number of low volume outlets closed during the year.

      Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 10.7% to $4,451,000 in fiscal 1999 from $4,983,000 in fiscal 1998. The following table summarizes the components of these fees for fiscal 1999 and 1998:

                                                     Year Ended June 30,
      (amounts in 000's)                               1999       1998         Change
                                                    ----------------------------------

      Subfranchisor fees                            $     -0-   $     791         n/a
      Master license fees                                 -0-         575         n/a
      Amortization of deferred subfranchise
        and master license fees                         1,170         -0-         n/a
      Franchise fees                                    2,713       3,169       -14.4%
      Resale fees                                         568         448        26.8%
                                                    ----------------------------------
         Total                                      $   4,451   $   4,983       -10.7%
                                                    ==================================
      Deferred subfranchise and master license
        fees (assuming retroactive change in
        accounting policy)                          $   4,745   $   5,188        -8.5%
                                                    ==================================

      In fiscal 1999, we changed our accounting policy relating to subfranchise and master license fees. The fiscal 1998 amounts presented above are based on the previous policy, and the fiscal 1999 amounts are based on the new policy. If the new policy was in place in fiscal 1998, amortization of deferred subfranchise and master license fees would have been $1,119,000 in fiscal 1998 as compared to $1,170,000 in fiscal 1999, or an increase of 4.6% in fiscal 1999. During fiscal 1999, we granted development rights for five Maui Tacos subfranchise territories and two international Blimpie territories. In fiscal 1998, we granted development rights for 4 international Blimpie territories. In fiscal 1999, the amortization of these fees was greater than the fees generated by new development grants, so the deferred revenue balance decreased 8.5% during the year. Revenues from sales of franchises decreased 14.4% in fiscal 1999 due primarily to a 36.3% decrease in new outlets opened, from 454 new outlets in fiscal 1998 to 289 new outlets in fiscal 1999. The lower decrease in revenues as compared to outlets opened is due to a higher average franchise fee for locations opened, as well as revenues recognized for outlets sold more than two years ago, but not opened as of June 30, 1999. Resale fees increased 26.8% in fiscal 1999 due primarily to more outlets and subfranchise territories being transferred to new owners.

      As of June 30, 1999, we had Master Licensors operating in 27 countries, and 57 Blimpie outlets operating in 13 of these countries. Our focus in 2000 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although we have strengthened our infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that our investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue.

      Store equipment sales decreased 35.1% to $9,328,000 in fiscal 1999 from $14,374,000 in fiscal 1998. This decrease was consistent with the 36.3% decrease in new outlets opened in the two years. The decrease in sales to Blimpie franchisees was partially offset by an increase in sales to non-affiliates. In fiscal 1998, we expanded BI Concept Systems in order to sell equipment to franchisees of other chains. Outside sales approximated 9.6% of equipment sales in fiscal 1999, up from 3.0% in fiscal 1998. We believe this expansion will continue to increase the percentage of outside sales; however, no assurances can be given that this expansion will generate any additional revenue or net income.

      License fees and other income for the year ended June 30, 1999 increased 17.2% to $477,000 from $407,000 in fiscal 1998. This increase was due to greater license fees from the sale of Blimpie branded products, as well as royalties from the Canteen Vending Service Program.

      In October 1998, we opened the first mainland Maui Tacos location in Atlanta, Georgia. The location is owned and operated by a subsidiary of ours, and currently is the only outlet operated by us.

Company restaurant sales were $338,000 for the portion of fiscal 1999 that the outlet was in operation. We intend to continue to open and operate a limited number of Company-owned outlets for Maui Tacos and possibly for co-branded Blimpie / Pasta Central / Smoothie Island locations.

      The Subfranchisors' shares of continuing and franchise fees increased 5.3% to $11,782,000 in fiscal 1999 from $11,188,000 in fiscal 1998. The most significant portion of this expense is the subfranchisor's share of continuing fees, which generally is 50% of the fees we collect. The overall increase in this expense was due primarily to the 9.3% increase in continuing fees. Another component of this expense is the subfranchisor's share of franchise and resale fees. This share generally amounts to between 40% and 60% of the franchise fee for new franchises and between 30% and 50% of the resale fees collected. Due to the overall decrease in franchise and resale fees, this portion of the total expense decreased in fiscal 1999 from fiscal 1998. The final component of this expense is the trademark license fee paid to MBI. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." MBI receives a fee on Blimpie Subs & Salads revenues earned in all international markets and certain domestic markets, which consist of all or a portion of 13 states in which we had open franchises as of June 30, 1999. Generally, the fee earned by MBI is 30% of the amount received by us, net of direct costs, including amounts paid to subfranchisors and master licensors and the cost of equipment. The trademark license fees earned by MBI decreased to $778,000 in fiscal 1999 from $837,000 in fiscal 1998 due primarily to the decrease in Blimpie franchise, master license and subfranchise fees collected.

      Store equipment cost of sales decreased 33.3% to $8,137,000 in fiscal 1999 from $12,192,000 in fiscal 1998. This decrease was due to the 35.1% decrease in store equipment sales, combined with a decline in the profit margin on the sales. The gross margin on store equipment sales decreased to 12.8% in fiscal 1999 from 15.2% in fiscal 1998 due to price increases received from manufacturers which were not fully passed on to customers.

      Selling, general and administrative expense rose 14.2% to $12,156,000 in fiscal 1999 from $10,649,000 in fiscal 1998. This increase was due primarily to additional personnel and related costs associated with the growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands. Additionally, we incurred higher professional fees related to changing to a different subfranchisor and master license fee revenue recognition method, increased our allowance for doubtful accounts and wrote off certain deferred franchise fees and start-up costs during fiscal 1999. We believe that the number of Blimpie outlets will continue to increase and the new brands will continue to require increased support as franchises and/or subfranchise territories are sold. However, we also believe the additional fiscal 1999 expenses noted above will not be incurred again in fiscal 2000. Therefore, we expect selling, general and administrative expenses will decrease in fiscal 2000, but no assurance can be made that such decrease will be realized.

      Company restaurant operations were $342,000 in fiscal 1999, with no comparable expense in fiscal 1998. The first Company-owned outlet was opened in October 1998. Through June 30, 1999, restaurant operating expenses exceeded restaurant sales due primarily to high food costs associated with testing alternative product sources and preparation methods. Operating results for the outlet have improved consistently through the year, and we believe that the outlet will be profitable in fiscal 2000. However, no assurances can be made that the outlet will be profitable or will remain in operation in the coming year.

      Interest income in fiscal 1999 decreased by 2.7% to $823,000 from $846,000 in fiscal 1998. This decrease was the result of the selling of a portion of the U.S. Treasury notes we owned in February 1999 in order to satisfy the remaining obligation from the purchase of the international trademarks and service marks in February 1997. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation."

      The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 40.9%, excluding the impact of the change in accounting principle, in fiscal 1999 and 37.7% in fiscal 1998. The increase in fiscal 1999 was due to certain losses of our subsidiary, Maui Tacos International, Inc., which are not deductible for tax purposes in fiscal 1999.

Fiscal Year Ended June 30, 1998 Compared With Fiscal Year Ended June 30, 1997.

      Our net income decreased 25.4% to $2,444,000 in fiscal 1998 from $3,278,000 in fiscal 1997. Our basic and diluted earnings per share decreased 23.5% to $0.26 per share in fiscal 1998 from $0.34 per share in fiscal 1997. Such decreases are attributable primarily to decreases in subfranchise, master license and franchise fees, and an increase in selling, general and administrative expenses, all of which are discussed below.

      Our continuing fees derived from franchises increased 12.7% to $17,343,000 in fiscal 1998 from $15,391,000 in fiscal 1997. This increase was due to the 17.1% increase in the number of open outlets from 1,684 at June 30, 1997 to 1,972 at June 30, 1998. Continuing fees increased at a slower rate than the rate of outlet openings primarily because a greater percentage of the new outlets were "new concept" outlets which have lower average unit volumes than traditional outlets. New concept outlets include those located in convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations.

      Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 23.5% to $4,983,000 in fiscal 1998 from $6,516,000 in fiscal 1997. The following table summarizes the components of these fees for fiscal 1998 and 1997:

                                         Year Ended June 30,
      (amounts in 000's)                  1998        1997     Change
                                         ----------------------------

      Subfranchisor fees                 $  791      $  969    -18.4%
      Master license fees                   575       1,368    -58.0%
      Franchise and resale fees           3,617       4,179    -13.4%
                                         ============================
        Total                            $4,983      $6,516    -23.5%
                                         ============================

      Subfranchise fees decreased 18.4% due to fewer expansions of existing territories and lower deferred subfranchise fees recognized in fiscal 1998 compared to fiscal 1997. Master license fees decreased 58.0% from fiscal 1997 to fiscal 1998. In fiscal 1997, we granted development rights for 17 international territories, including 16 countries and the Canadian province of Ontario. In fiscal 1998, we granted development rights for four international territories, including Panama, Portugal, Puerto Rico and the Canadian province of Manitoba. This reduction in the number of master licenses sold was due to a shift in focus from selling new territories to helping existing Master Licensors to develop their respective territories. Revenues from sales of franchises and resale fees decreased 13.4% in fiscal 1998 due primarily to a greater percentage of the new outlets being "new concept" outlets, which generally have a lower franchise fee per outlet. The number of new outlets opened increased 6.6% to 454 new outlets in fiscal 1998 from 426 in fiscal 1997.

      As of June 30, 1998, we had Master Licensors operating in 26 countries, and 37 Blimpie outlets operating in 12 of these countries. Our focus in 1999 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although we have strengthened our infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that our investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increments in revenue.

      Store equipment sales decreased 3.8% to $14,374,000 in fiscal 1998 from $14,935,000 in fiscal 1997. This slight decrease was due to a greater percentage of the new franchises being "new concept" franchises, which typically purchase less equipment than traditional locations. The decrease in sales to Blimpie franchises was partially offset by an increase in sales to non-affiliates. In fiscal 1998, we expanded our equipment sales department in Houston in order to sell equipment to franchisees of other chains. For that year, such activities accounted for 3.0% of total equipment sales. We believe this expansion will continue to increase revenue and in turn net income, however no assurances can be given that this expansion will generate any additional revenue or net income.

      License fees and other income for the year ended June 30, 1998 decreased 17.8% to $407,000 from $495,000 in fiscal 1997. This decrease resulted primarily from lower management fees from franchisees relating to services provided to the advertising associations.

      The Subfranchisors' shares of continuing and franchise fees increased 4.6% to $11,188,000 in fiscal 1998 from $10,692,000 in fiscal 1997. The most significant portion of this expense is the subfranchisor's share of continuing fees, which generally is 50% of the fees we collect. The overall increase in this expense was due primarily to the 12.7% increase in continuing fees. Another component of this expense is the subfranchisor's share of franchise and resale fees. This share generally amounts to between 40% and 60% of the franchise fee for new franchises and between 30% and 50% of the resale fees collected. Due to the overall decrease in franchise and resale fees, this portion of the total expense decreased in fiscal 1998 from fiscal 1997. The final component of this expense is the trademark license fee paid to MBI. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." MBI receives a fee on revenues earned in all international markets and certain domestic markets, which consisted of all or a portion of 13 states in which we had open franchises as of June 30, 1998. Generally, the fee earned by MBI is 30% of the amount received by us, net of direct costs, including amounts paid to subfranchisors and master licensors and the cost of equipment. The trademark license fees earned by MBI decreased to $837,000 in fiscal 1998 from $968,000 in fiscal 1997 due primarily to the decrease in master license and subfranchise fees. In fiscal 1997, a trademark license fee totaling $134,000 also was paid to Anthony P. Conza, our Chairman and Chief Executive Officer, and David L. Siegel, our Vice Chairman and Chief Operating Officer, amounting to 30% of all international revenues, net of direct expenses. This trademark license fee was discontinued in February 1997, when we acquired the international trademark rights owned by these individuals.

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

      Selling, general and administrative expense rose 15.5% to $10,649,000 in fiscal 1998 from $9,218,000 in fiscal 1997. This increase was due primarily to additional personnel and related costs associated with the 17.1% growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands. Management believes that the number of Blimpie outlets will continue to increase and the new brands will continue to require increased support as franchises and/or subfranchise territories are sold. Therefore, management expects selling, general and administrative expenses will continue to increase for at least the next year.

      Interest income in fiscal 1998 decreased by 4.9% to $846,000 from $890,000 in fiscal 1997. This decrease was the result of the selling of a portion of the U.S. Treasury notes we owned to purchase a portion of the international trademarks and service marks in February 1997. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation."

      The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 37.7% in fiscal 1998 and 38.1% in fiscal 1997. The slight decrease was due to a lower effective state tax rate.

Liquidity And Capital Resources

      During fiscal years 1999, 1998 and 1997 we did not incur any material capital commitments. As of June 30, 1999, our working capital was $9,587,000 and total cash and investments were $10,959,000.

      We generated cash flows from operating activities of $3,217,000, $2,090,000 and $1,919,000 in the fiscal years ended June 30, 1999, 1998 and
1997, respectively. The increase in fiscal 1999 was primarily the result of a smaller increase in accounts receivable and an increase in accounts payable and accrued expenses, and was partially offset by decreases in income taxes payable and deferred revenues and lower income before cumulative effect of change in accounting principle. The increase in fiscal 1998 as compared to fiscal 1997 was due to collections on notes receivable, a decrease in income taxes payable, lower prepaid expenses and other assets and higher depreciation, partially offset by lower net income, an increase in accounts receivable, and a decrease in accounts payable and accrued expenses.

      Net cash used in investing activities during fiscal 1999, 1998 and 1997 totaled $1,868,000, $688,000, and $2,096,000, respectively. The greater use of cash in fiscal 1999 and fiscal 1997 when compared to fiscal 1998 was due to payments made for international trademark rights.

      Net cash used in financing activities during fiscal 1999, 1998 and 1997 totaled $688,000, $913,000, and $619,000, respectively. The decrease in the use of cash from 1998 to 1999 was due to lower purchases of treasury stock in 1999, and to collections on subscriptions receivable. The increase in the use of cash from fiscal 1997 to fiscal 1998 was due to the implementation of a plan we announced in fiscal 1998 to repurchase up to 250,000 shares of our Common Stock. As of June 30, 1999 we had repurchased 133,000 shares pursuant to this plan. Currently, the time period allotted for the stock repurchase plan has expired, and we do not intend to repurchase additional shares. However, we may implement a new stock repurchase program and continue the repurchase of our Common Stock.

      Our primary liquidity needs arise from expansion, capital expenditures and trademark obligations. These needs are primarily met by the cash flows from operations and from our cash and investments. We believe that our cash flows from operations and our cash and investments will be sufficient to fund our liquidity needs for the foreseeable future.

Impact of Year 2000

      Our business and our relationships with our business partners and customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks. The failure of any of these programs, systems or networks to successfully address the Year 2000 data rollover problem could have a material adverse effect on our business, financial condition and results of operations. Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000.

      We utilize personal computers that are connected to a network for all of our employee workstations. These personal computers all utilize Microsoft Windows NT as their operating system. We believe that the Windows NT operating system is Year 2000 compliant. Additionally, we recently installed new software to operate all of our accounting operations. We believe this new software, and the computer hardware on which it runs, to be Year 2000 compliant. We anticipate that all accounting operations will be performed using Year 2000 compliant software before December 31, 1999. The majority of the costs of installing and implementing the aforementioned software and hardware was incurred prior to June 30, 1999. We anticipate that any additional expenditures to complete the implementation will be funded from cash flow generated by operations.

      We do business primarily with our subfranchisors and franchisees, who in turn deal with retail customers and food distribution companies. We have considered the transactions we conduct with our subfranchisors and franchisees in our analyses of the Year 2000 issue, and believe that we have completed substantially all modifications to the computer systems used in these transactions to ensure the systems are Year 2000 compliant. We are not certain whether the computer software and business systems of our franchisees' suppliers are Year 2000 compliant. The failure or delay of these distributors to successfully address the Year 2000 issue may result in delays in placing or receiving orders for goods and services at the store level. Such delays may result in lost revenues for the franchisees, and in turn, lower continuing fee revenue for us. We anticipate that such delays and lost revenues, if any, would be minimal.

      We intend to continue to monitor our Year 2000 compliance and to correct any noncompliance as it is discovered. We anticipate funding such efforts out of operating cash flow. We believe that the effects of any noncompliance on our part, or by our customers and suppliers, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 8. FINANCIAL STATEMENTS

      Our financial statements described below and the reports of independent auditors thereon are set forth following the Index of Financial Statements on page F-1 of this report:

      Reports of independent auditors

      Consolidated balance sheets at June 30, 1999 and 1998

      Consolidated statements of operations and comprehensive (loss) income for each of the three years in the period ended June 30, 1999

      Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 1999

      Consolidated statements of cash flows for each of the three years in the period ended June 30, 1999

      Notes to consolidated financial statements

      Report of independent auditors on financial statement schedule

      Consolidated schedule of valuation and qualifying accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      At a meeting of the Audit Committee of our Board on October 30, 1998, the committee approved the engagement of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 1999 to replace the firm of PricewaterhouseCoopers LLP, who were dismissed as our auditors effective November 3, 1998.

      The reports issued by PricewaterhouseCoopers LLP with respect to its audits of our financial statements for the fiscal years ended June 30, 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      During our fiscal years ended June 30, 1997 and 1998, and the interim period which commenced on July 1, 1998 and ended on the date of dismissal of PricewaterhouseCoopers LLP, there were no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference thereto in any report issued or to be issued by it in connection with its audit of our financial statements.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS

      Information regarding all of our executive officers and employee-directors is included in Part I at Item 3a. Following is information regarding all of our non-employee directors.

Alvin Katz, Age 68

      Mr. Katz was appointed to our Board of Directors on November 23, 1993. Mr. Katz has been a member since September 1993 of the Board of Directors of Nastech Pharmaceutical Company, Inc., a company engaged in the development of pharmaceuticals. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc. which is engaged in the manufacture of capital equipment in the chip manufacturing business; and serves as Chairman of the Board of Ozo Diversified Automation, Inc., a manufacturer of driller and depaneling machines for circuit board manufacturers. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y.-Baruch School.

Harry G. Chernoff, Age 52

      Dr. Chernoff was appointed to our Board of Directors on November 23, 1993. For more than the past five years, Dr. Chernoff has been a principal of HMS Properties, Inc., a real estate investment, development and management firm. Dr. Chernoff has an active financial and operational consulting practice with major financial institutions, and food and hospitality firms as his clients. Dr. Chernoff received a Ph.D. in Operations Management from the New York University Leonard N. Stern School of Business in 1985, and has been a member of the faculty of New York University for 20 years. He also received a B.S. degree from New York University in 1968 and an M.S. degree from that institution in 1975.

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and our four highest-paid executive officers who served as such at June 30, 1999 and whose annual compensation and bonus was $100,000 or more (collectively, the "Named Executive Officers"). Information with respect to salary, bonus, other annual compensation, restricted stock and options is included for the fiscal years ended June 30, 1999, 1998 and 1997. We have not paid any compensation that would qualify as "Restricted Stock Awards," payouts pursuant to long-term incentive plans ("LTIP Payouts"), or "All Other Compensation" in any of the three years in the period ended June 30, 1999.

                                                                                       Long Term
                                                                                        Compen-
                                                  Annual Compensation                   sation
                                          ---------------------------------------     -----------
                                Fiscal                                  Other          Securities       All
                                 Year                                   Annual         Underlying      Other
      Name and                  Ended                                   Compen-          Options/     Compen-
 Principal Position            June 30    Salary($)     Bonus ($)       sation           SARs(#)      sation
 ------------------            -------    ---------     ---------       ------           -------      ------
Anthony P. Conza,
  Chairman & CEO                 1999     $235,330      $ 30,736      $    919(1)         25,000    $  2,715(3)
                                 1998      217,375        41,006         1,172(1)             --          --
                                 1997      214,326       117,450         3,093(1)         40,000          --
David L. Siegel,
  Vice Chairman & COO            1999      174,297        15,498           919(1)         25,000       1,914(3)
                                 1998      156,748        21,558         1,172(1)             --          --
                                 1997      149,418        58,725         3,093(1)         40,000          --
Charles G. Leaness,
  Exec. V.P                      1999      141,250         8,391         3,399(1)         25,000       1,922(3)
                                 1998      124,028        14,521         4,397(1)             --          --
                                 1997      114,654        39,233        10,982(1)         20,000          --
Patrick J. Pompeo,
  Exec. V.P                      1999      138,971         9,891           919(1)         25,000       2,000(3)
                                 1998      115,615        14,521         1,172(1)             --          --
                                 1997      102,181        39,233         3,093(1)         20,000          --
Joseph W. Morgan,
  Sr. V.P., President -          1999      136,437         6,856           919(1,2)       35,000       1,828(3)
  Blimpie Subs & Salads          1998      114,654        10,451         3,938(1,2)           --          --
  and Pasta Central              1997       92,413        14,166        10,827(1,2)       25,000          --

(1) Represents commissions paid with respect to master license sales consummated.

(2) Reflects the fair market value on the date of grant of shares of our Common Stock granted to Mr. Morgan of $2,766 in 1998 and $7,734 in 1997.

(3) Represents matching contributions which we made to our 401(k) Plan on behalf of each of the Named Executive Officers.

Options/SAR Grants In Last Fiscal Year

Individual Grants

                        Number of                                              Potential Realizable Value
                       Securities     % of Total                               at Assumed Annual Rates of
                       Underlying      Options                                  Stock Price Appreciation
                         Options      Granted to     Exercise or                    for Option Term
                         Granted     Employees in    Base Price    Expiration  --------------------------
      Name                 (#)       Fiscal Year       ($/Sh)         Date         5 ($)        10 ($)
      ----                 ---       -----------       ------         ----         -----        ------
Anthony P. Conza          25,000         4.9%          $3.03         6/30/08     $ 96,657      $122,033
David L. Siegel           25,000         4.9%           3.03         6/30/08       96,657       122,033
Charles G. Leaness        25,000         4.9%           3.03         6/30/08       96,657       122,033
Patrick J. Pompeo         25,000         4.9%           3.03         6/30/08       96,657       122,033
Joseph W. Morgan          35,000         6.9%           3.03         6/30/08      135,320       170,847

Fiscal Year End Option Values

         The following table sets forth the number of unexercised options held by our Named Executive Officers during the fiscal year ended June 30, 1999. No options were exercised during such period.

                                                                                    Value of
                                                                Number of          Unexercised
                                                               Unexercised        In-the-Money
                                                               Options/SARs       Options/SARs
                                                               at FY-End(#)       at FY-End($)
                        Shares Acquired         Value          Exercisable/       Exercisable/
     Name                on Exercise(#)       Realized($)      Unexercisable      Unexercisable
     ----                --------------       -----------      -------------      -------------
Anthony P. Conza               --                --            34,000/31,000       $   -- / --
David L. Siegel                --                --            34,000/31,000           -- / --
Charles G. Leaness             --                --            22,000/23,000           -- / --
Patrick J. Pompeo              --                --            22,000/23,000           -- / --
Joseph W. Morgan               --                --            54,000/131,000       1,563 /6,250

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the holdings of our Common Stock as of November 15, 1999 by (1) each person or entity known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock; (2) each director and executive officer; and (3) all directors and executive officers as a group. All of the holders of our Common Stock are entitled to one vote per share.

                                                 Number of Shares           Percent
 Name and Address of Beneficial Owner (1)      Beneficially Owned (2)      Owned (3)
 ----------------------------------------      ----------------------      ---------
Anthony P. Conza .........................         2,979,308 (4)              31.3%
David L. Siegel ..........................         1,516,615 (5)              16.0%
Charles G. Leaness .......................           455,065 (6)               4.8%
Patrick Pompeo ...........................           421,020 (7)               4.4%
Alvin L. Katz (8) ........................             6,800 (9)                 *
Harry G. Chernoff (10) ...................             9,068 (11)                *
Joseph W. Morgan .........................           188,683 (12)              2.0%
All Directors and Executive Officers
As a Group (12 Persons) ..................         5,709,365 (13)             58.7%

----------

*     Represents less than 1%.

(1) Except as otherwise noted, the address of each of the persons listed below is 740 Broadway, New York, New York 10003.

(2)   Includes shares actually and beneficially owned.

(3) Based upon 9,470,926 shares outstanding on November 15, 1999 (not including 133,000 treasury shares), increased by the number of shares under options which the holder(s) thereof have the right to acquire within 60 days from November 15, 1999.

(4) Includes 34,000 shares which Mr. Conza may acquire pursuant to options exercisable within 60 days of November 15, 1999. Does not include (a) 37,050 shares owned by Mr. Conza's daughter, (b) 9,300 shares owned by Mr. Morgan (Mr. Conza's son-in-law), (c) 125,000 shares owned jointly by Mr. Conza's daughter and Mr. Morgan over which Mr. Morgan has sole voting power, (d) 4,150 shares owned by Mr. Conza's parents, (e) 44,913 shares owned by Joseph Conza, the brother of Mr. Conza, and (f) 44,000 shares held by Mr. Conza's daughter as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Conza disclaims beneficial ownership.

(5) Includes 34,000 shares which Mr. Siegel may acquire pursuant to options exercisable within 60 days of November 15, 1999. Does not include 13,046 shares held by Mr. Siegel's daughter, as to which Mr. Siegel disclaims beneficial ownership.

(6) Includes 22,000 shares which Mr. Leaness may acquire pursuant to options exercisable within 60 days of November 15, 1999.

(7) Includes 22,000 shares which Mr. Pompeo may acquire pursuant to options exercisable within 60 days of November 15, 1999. Does not include 6,300 shares held by Mr. Pompeo's sister and brother-in-law, as to which Mr. Pompeo disclaims beneficial ownership.

(8)   The address of Mr. Katz is 301 N. Birch Road, Ft. Lauderdale, Florida
      33304.

(9) Includes 3,400 shares which Mr. Katz may acquire pursuant to options exercisable within 60 days of November 15, 1999.

(10) The address of Mr. Chernoff is 286 Spring Street, Suite 401, New York, New York 10013.

(11) Includes 3,400 shares which Dr. Chernoff may acquire pursuant to options exercisable within 60 days of November 15, 1999.

(12) Includes 54,000 shares which Mr. Morgan may acquire pursuant to options exercisable within 60 days of November 15, 1999. Does not include (a) 37,050 shares held by Mr. Morgan's wife (Mr. A. Conza's daughter), (b) 13,100 shares held by Mr. Morgan's children, (c) 700 shares held by Mr. Morgan's wife as custodian for his son under the Transfers to Minors Act,
      (d) 44,000 shares held by Mr. Morgan's wife as Trustee for the Anthony P. Conza Charitable Remainder Trust, and (e) 16,500 shares held by a corporation of which Mr. Morgan's wife is the sole shareholder, as to all of which Mr. Morgan disclaims beneficial ownership.

(13) Includes 245,300 shares which all of such persons may acquire pursuant to options exercisable within 60 days of November 15, 1999. Does not include the shares excluded from the percentage ownership calculations made with respect to Messrs. Conza, Siegel, Pompeo and Morgan pursuant to notes 4, 5, 7 and 12 above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fiscal years ended June 30, 1999, 1998 and 1997, we paid $1,155,000, $1,149,000, and $984,000, respectively, to Georgia Enterprises, Inc. ("Georgia Enterprises"), a corporation partially owned by Patrick Pompeo, one of our Executive Vice Presidents and directors, and Joseph Conza, one of our Senior Vice Presidents and President of B I Concept Systems, Inc., in payment of the fees that Georgia Enterprises earned as the Subfranchisor for the Georgia market. During the same three fiscal years, we paid $305,000, $281,000, and $289,000, respectively, to Llewellyn Distributors, Inc. ('Llewellyn"), a corporation partially owned by Charles G. Leaness, one of our directors and Executive Vice Presidents, who also serves as CEO of Maui Tacos International, Inc., in payment of Llewellyn's share of the fees that it earned as the Subfranchisor for the northern New Jersey market. We also paid $53,000, $146,000, and $150,000, respectively, to International Southwest Blimpie, Inc. ('Southwest'), a corporation principally owned and controlled by Joseph Conza until its sale to an unrelated third party in November 1998, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the Houston, Texas market.

      Each of the aforementioned transactions was effected pursuant to written agreements between us and the parties thereto. Such agreements are substantially identical to the standard form of subfranchise agreement that we enter into with unaffiliated subfranchisors. In the opinion of our management, each such agreement is on terms as favorable to us as would be available from an unrelated third party.

      During the fiscal years ended June 30, 1998, and 1997, we received $4,000 and $168,000, respectively, in reimbursements of expenses from Georgia Enterprises. Such reimbursements relate to operational and administrative support functions which we provided to Georgia Enterprises. In fiscal 1998, we ceased providing these functions, and the related contract was terminated.

      During the years ended June 30, 1999, 1998 and 1997, we paid $11,000, $11,000 and $7,000, respectively, to Joseph Conza as compensation for the use of his apartment in New York City by employees of our Atlanta and Houston offices during business trips. In our estimation, this practice reduced our lodging expense inasmuch as the per diem amounts paid to Mr. Conza were below the market rates for hotel accommodations which we would have been required to pay in order to house such employees during such trips to New York.

      During the fiscal years ended June 30, 1999, 1998 and 1997, we received $110,000, $119,000 and $101,000, respectively, in reimbursements of expenses from Llewellyn. Such amounts were paid pursuant to a written agreement which provides that we shall be reimbursed by Llewellyn for costs incurred by us in providing operational support services to Llewellyn. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of our management, the agreement is on terms as favorable to us as would be available from an unrelated third party.

      During the fiscal years ended June 30, 1998 and 1997, we received $8,000 and $49,000, respectively, in reimbursements of expenses from Southwest. Such reimbursements relate to operational and administrative support functions which we provided to Southwest. In fiscal 1998, we ceased providing these functions, and the related contract was terminated.

      In April 1994, Mr. Leaness borrowed the sum of $20,000 from us, and collateralized the payment thereof with the same 120,000 shares of Common Stock which he pledged in connection with a $60,000 option exercise and loan transaction consummated in December 1991. This $20,000 loan is payable upon demand and bears interest at the rate of 5% per annum.

      In March 1995, Joseph Conza borrowed the principal amount of $55,500 from us. That indebtedness is payable in constant bi-monthly payments of principal and interest computed at the rate of 8% per annum on the basis of a 20 year amortization schedule, and the unpaid balance of principal and accrued but unpaid interest shall become due and payable on April 16, 2000, provided, however, that, Mr. Conza may extend the term of the loan through April 15, 2015 as long as no default exists with regard to the loan when it originally matures. Mr. Conza pledged 10,000 unregistered shares of our Common Stock as collateral security for the payment of all sums due under the loan. As of the end of the fiscal year, Mr. Conza was current with respect to his payment obligations and the outstanding principal balance had been reduced to $49,806.

      In 1997, we acquired the rights possessed by Anthony P. Conza and David L. Siegel regarding the licensing of the Blimpie trademarks and the Blimpie Marketing System for all non-U.S. territories, pursuant to a 99 year license Agreement. That agreement provided for payment of certain income-based fees to Messrs. Conza and Siegel, and further provided for cancellation by them if we failed to pay them a minimum annual fee aggregating $350,000 during the first five years of the term, and a minimum aggregate fee of $150,000 per year (subject to an annual cost of living adjustment) during the balance of such term. The payments made to Messrs. Conza and Siegel under this agreement were $137,029 during the fiscal year ended June 30, 1997. In February 1997, we acquired, pursuant to a written agreement which we executed with Messrs. Conza and Siegel, ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie Marketing System owned by them. In accordance with that agreement, we paid $3 million to Mr. Conza and $1.5 million to Mr. Siegel. The agreement also provided that Messrs. Conza and Siegel could receive annual payments totaling $150,000 per year for 50 years, or could elect, at any time prior to January 1, 2001, to receive a lump sum distribution of $3 million on January 1, 2001, with $2 million payable to Mr. Conza and $1 million payable to Mr. Siegel. In February 1999, both of Messrs. Conza and Siegel elected to receive the lump-sum payment. They also agreed to terminate the 99-year license of the domestic rights to the Blimpie trademarks that they had granted to us in 1976, and contributed those rights to us. In consideration for the contribution of these trademark rights and in satisfaction of the lump-sum payment due in 2001, we amended the 1997 international trademark agreement, and paid the full $3 million payment in February 1999.

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

            3. Exhibits:

            The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation, as Amended*

3.2         By-laws *

4.1         Specimen stock certificate of common stock*

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

10.42 International Trademark Licensing Agreement among Anthony P. Conza, David L. Siegel and the Company*

10.43 Agreement made as of the 18th day of February, 1997 by and between Anthony P. Conza, David L. Siegel and Blimpie International, Inc.**

10.44 Amendment agreement made as of the 3rd day of February, 1999 by and between Anthony P. Conza, David L. Siegel, and Blimpie International, Inc.***

10.45       Form of basic Maui Tacos Franchise Agreement

10.46       Form of basic Maui Tacos Subfranchise Agreement

10.47       Form of basic Pasta Central Franchise Agreement

10.48       Form of basic Pasta Central Subfranchise Agreement

10.49       Form of basic Smoothie Island Franchise Agreement

18 Letter dated December 13, 1999 from Ernst & Young LLP regarding change in accounting principle related to subfranchise and master license fee revenues

21          Subsidiaries of the Company*

      The following document has been filed as an Exhibit solely with the Securities and Exchange Commission:

23.1        Consent of Independent Auditors

23.2        Consent of Independent Auditors

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

*** (a copy of which was filed with the Commission on February 12, 1999 as an Exhibit of corresponding number to the Company's Current Report on Form 8-K dated February 10, 1999, and is hereby incorporated herein by this reference).

      (b) Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLIMPIE INTERNATIONAL, INC.


Dated: December 13, 1999              By: /s/ Anthony P. Conza
                                          --------------------------------------
                                          Anthony P. Conza, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Principal Executive Officer


Date: December 13, 1999               /s/ Anthony P. Conza
                                      ------------------------------------------
                                      Anthony P. Conza, Chairman and Chief
                                      Executive Officer

                                      Principal Financial And Accounting Officer


Date: December 13, 1999               /s/ Brian D. Lane
                                      ------------------------------------------
                                      Brian D. Lane, Vice President, Chief
                                      Financial Officer


Date: December 13, 1999               /s/ David L. Siegel
                                      ------------------------------------------
                                      David L. Siegel, Vice Chairman, Chief
                                      Operating Officer and General Counsel


Date: December 13, 1999               /s/ Patrick J. Pompeo
                                      ------------------------------------------
                                      Patrick J. Pompeo, Executive Vice
                                      President and Director


Date: December 13, 1999               /s/ Charles G. Leaness
                                      ------------------------------------------
                                      Charles G. Leaness, Executive Vice
                                      President, Secretary and Director


Date: December 13, 1999               /s/ Alvin Katz
                                      ------------------------------------------
                                      Alvin Katz, Director


Date: December 13, 1999               /s/ Harry G. Chernoff
                                      ------------------------------------------
                                      Harry G. Chernoff, Director

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Auditors                                              F-2

Consolidated Balance Sheets at June 30, 1999 and 1998                        F-4

Consolidated Statements of Operations and Comprehensive (Loss)
  Income for each of the three years in the period ended June 30, 1999       F-5

Consolidated Statements of Shareholders' Equity for each of the
  three years in the period ended June 30, 1999                              F-6

Consolidated Statements of Cash Flows for each of the three
  years in the period ended June 30, 1999                                    F-7

Notes to Consolidated Financial Statements                                   F-8

Report of Independent Auditors on Financial Statement Schedule              F-27

Consolidated Schedule of Valuation and Qualifying Accounts for each
  of the three years in the period ended June 30, 1999                      F-28

Report of Independent Auditors


Board of Directors and Shareholders
Blimpie International, Inc.

We have audited the accompanying consolidated balance sheet of Blimpie International, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blimpie International, Inc. and subsidiaries at June 30, 1999, and the consolidated results of their operations and their cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for subfranchisor and master license fee revenues.


                                       /s/ Ernst & Young LLP

Atlanta, Georgia
December 3, 1999

                        Report of Independent Accountants

To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive (loss) income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Blimpie International, Inc. and Subsidiaries at June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                           /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
August 17, 1998

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for per share amounts)
--------------------------------------------------------------------------------
                                                                 June 30
Assets                                                       1999        1998
--------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                               $  4,682    $  4,021
   Investments                                                5,296       4,495
   Accounts receivable, less allowance of $392 in 1999
       and $207 in 1998                                       3,106       3,058
   Prepaid expenses and other current assets                    206         498
   Income taxes receivable                                       22          --
   Deferred income taxes                                         85          --
   Current portion of notes receivable                          427         569
                                                           --------    --------
Total current assets                                         13,824      12,641

Property and equipment - at cost less accumulated
   depreciation of $1,776 in 1999 and $1,262 in 1998          1,749       1,584

Other assets:
   Notes receivable, less allowance of $81 in 1999
      and $65 in 1998 and less current portion                1,009       1,273
   Investments                                                  981       3,686
   Trademarks - at cost, less accumulated amortization
      of $739 in 1999 and $437 in 1998                        8,434       8,568
   Deferred income taxes                                      1,828         112
   Other                                                        433         360
                                                           --------    --------
Total other assets                                           12,685      13,999
                                                           --------    --------
                                                           $ 28,258    $ 28,224
                                                           ========    ========
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                   $  3,691    $  2,718
   Customer equipment deposits                                  546         342
   Income taxes payable                                          --         276
   Deferred income taxes                                         --         119
                                                           --------    --------
Total current liabilities                                     4,237       3,455
Deferred revenue, net                                         5,710         736
Trademark obligations                                           204       3,408

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 9,604,000 in 1999
         and 9,574,000 in 1998                                   96          96
   Additional paid-in capital                                 8,818       8,420
   Retained earnings                                          9,640      12,519
   Net unrealized gain on marketable securities                  40          51
                                                           --------    --------
                                                             18,594      21,086
   Treasury stock at cost - 133,000 shares in 1999 and
       66,000 shares in 1998                                   (427)       (251)
   Subscriptions receivable                                     (60)       (210)
                                                           --------    --------
Total shareholders' equity                                   18,107      20,625
                                                           --------    --------
                                                           $ 28,258    $ 28,224
                                                           ========    ========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands except for per share amounts)
----------------------------------------------------------------------------------------------------
                                                                          Years Ended June 30
                                                                       1999        1998       1997
                                                                     --------    --------   --------
Revenues:
   Continuing fees                                                   $ 18,956    $ 17,343   $ 15,391
   Subfranchisor fees, master license fees
     and sale of franchises                                             4,451       4,983      6,516
   Store equipment sales                                                9,328      14,374     14,935
   License fees and other income                                          477         407        495
   Company restaurant sales                                               338          --         --
                                                                     --------    --------   --------
                                                                       33,550      37,107     37,337
Expenses:
   Subfranchisors' share of franchise and continuing fees              11,782      11,188     10,692
   Store equipment cost of sales                                        8,137      12,192     13,024
   Selling, general and administrative expenses                        12,156      10,649      9,218
   Company restaurant operations                                          342          --         --
                                                                     --------    --------   --------
                                                                       32,417      34,029     32,934
                                                                     --------    --------   --------
Operating income                                                        1,133       3,078      4,403
Interest income                                                           823         846        890
                                                                     --------    --------   --------
Income before income taxes and cumulative effect
   of change in accounting principle                                    1,956       3,924      5,293
Income taxes on income before cumulative effect
   of change in accounting principle                                      800       1,480      2,015
                                                                     --------    --------   --------
Income before cumulative effect of change in accounting principle       1,156       2,444      3,278

Cumulative effect on prior years (to June 30, 1998) of changing to a different subfranchisor and master license fee revenue
   recognition method (less tax benefit of $1,815) - Note 2            (3,373)         --         --
                                                                     --------    --------   --------
Net (loss) income                                                    $ (2,217)   $  2,444   $  3,278
                                                                     ========    ========   ========

Basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle    $   0.12    $   0.26   $   0.34
Cumulative effect of change in accounting principle                     (0.35)         --         --
                                                                     --------    --------   --------
Net (loss) income                                                    $  (0.23)   $   0.26   $   0.34
                                                                     ========    ========   ========
Pro forma amounts assuming the new revenue recognition
   method is applied retroactively (1998 and 1997 amounts are unaudited):
     Net income                                                      $  1,156    $  2,428   $  2,816
     Basic earnings per share                                        $   0.12    $   0.25   $   0.30
     Diluted earnings per share                                      $   0.12    $   0.25   $   0.29

Weighted average basic shares outstanding                               9,467       9,533      9,517
                                                                     ========    ========   ========
Weighted average diluted shares outstanding                             9,472       9,549      9,761
                                                                     ========    ========   ========

Comprehensive (loss) income:
   Net (loss) income                                                 $ (2,217)   $  2,444   $  3,278
   Other comprehensive (loss) income:
   Unrealized (losses) gains on marketable securities:
     Unrealized (losses) and gains, net of tax                            (12)         25         48
     Less: reclassification adjustment for (gains) losses
       included in net (loss) income, net of tax                            1          --        (18)
                                                                     --------    --------   --------
     Other comprehensive (loss) income                                    (11)         25         30
                                                                     --------    --------   --------
Comprehensive (loss) income                                          $ (2,228)   $  2,469   $  3,308
                                                                     ========    ========   ========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended June 30, 1999, 1998, and 1997
(in thousands except for per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Common Stock
                                                           ---------------------   Additional                Unrealized
                                                             Shares                 Paid-In      Retained     Holding
                                                           Outstanding    Amount    Capital      Earnings    Gain (Loss)    Total
                                                           -----------    ------   ----------    --------    ----------    --------
Balance - July 1, 1996                                          9,481     $   95    $  7,704     $  8,132    $      (4)    $ 15,927

  Incentive stock granted/stock options exercised                  20                    267                                    267
  Stock issued under Canadian trademark agreement                  25                    239                                    239
  Dividends paid ($ .07 per share)                                                                   (666)                     (666)
  Net income                                                                                        3,278                     3,278
  Net unrealized gain on marketable securities                                                                      30           30
                                                           ----------     -------   --------     --------    ---------     --------
Balance - June 30, 1997                                         9,526          95      8,210       10,744           26       19,075

  Incentive stock granted/stock options exercised                  23           1        109                                    110
  Stock issued under Canadian trademark agreement                  25                    101                                    101
  Dividends paid ($ .07 per share)                                                                   (669)                     (669)
  Net income                                                                                        2,444                     2,444
  Net unrealized gain on marketable securities                                                                      25           25
                                                           ----------     -------   --------     --------    ---------     --------
Balance - June 30, 1998                                         9,574          96      8,420       12,519           51       21,086

  Incentive stock granted/stock options exercised                   5                     14                                     14
  Stock issued under Canadian trademark agreement                  25                    204                                    204
  Warrants and options issued for services and trademark                                 180                                    180
  Dividends paid ($ .07 per share)                                                                   (662)                     (662)
  Net loss                                                                                         (2,217)                   (2,217)
  Net unrealized loss on marketable securities                                                                     (11)         (11)
                                                           ----------     -------   --------     --------    ---------     --------
Balance - June 30, 1999                                         9,604     $    96   $  8,818     $  9,640    $      40     $ 18,594
                                                           ==========     =======   ========     ========    =========     ========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except for per share amounts)
-------------------------------------------------------------------------------------------------
                                                                        Years Ended June 30
                                                                      1999       1998       1997
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Income before cumulative effect of change in accounting principle   $ 1,156    $ 2,444    $ 3,278
Adjustments to reconcile income before accounting change
  to net cash provided by operating activities:
    Depreciation and amortization                                       846        706        441
    Incentive stock granted                                             104         98        255
    Changes in operating assets and liabilities:
      Accounts receivable                                               (48)      (973)      (629)
      Prepaid expenses and other current assets                         292        204        (27)
      Other assets                                                      (99)       118       (228)
      Income taxes receivable                                           (22)        --         --
      Deferred income taxes                                            (105)       (32)      (115)
      Notes receivable                                                  406        663       (474)
      Accounts payable and accrued expenses                             973     (1,159)       328
      Customer equipment deposits                                       204        342         --
      Income taxes payable                                             (276)       268       (556)
      Deferred revenue, net                                            (214)      (589)      (354)
                                                                    -------    -------    -------
    Net cash provided by operating activities                         3,217      2,090      1,919

Cash Flows from Investing Activities
Purchases of available-for-sale securities                           (2,646)    (4,573)    (5,322)
Proceeds from sales of available-for-sale securities                  4,605      4,832      8,463
Reinvested dividends of available-for-sale securities                   (66)       (75)        (5)
Purchase of international trademarks                                 (3,077)      (147)    (4,646)
Proceeds from sale of property and equipment                             --         --         14
Purchases of property and equipment                                    (684)      (725)      (600)
                                                                    -------    -------    -------
    Net cash used in investing activities                            (1,868)      (688)    (2,096)

Cash Flows from Financing Activities
Purchases of treasury stock                                            (176)      (251)        --
Proceeds from stock warrants/options exercised                           --         12         12
Collections on officers' notes receivable for stock purchase            150         --         42
Cash dividends paid                                                    (662)      (669)      (666)
Repayment of long term debt                                              --         (5)        (7)
                                                                    -------    -------    -------
    Net cash used in financing activities                              (688)      (913)      (619)
                                                                    -------    -------    -------

Net increase (decrease) in cash and cash equivalents                    661        489       (796)
Cash and cash equivalents at beginning of year                        4,021      3,532      4,328
                                                                    -------    -------    -------
Cash and cash equivalents at end of year                            $ 4,682    $ 4,021    $ 3,532
                                                                    =======    =======    =======

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1: Description of Company

      Blimpie International, Inc. (the "Company") engages in franchising, subfranchising and master licensing the Blimpie trademarks, trade names, service marks, logos, marketing concepts and marketing programs. The Company franchises BLIMPIE(R) Subs & Salads and Pasta CentralTM and is the majority owner of Maui Tacos International, Inc. ("Maui Tacos"), the franchisor of Maui TacosTM and Smoothie IslandTM. BLIMPIE Subs & Salads offers a quick-service, healthy, sub sandwich in approximately 2,100 franchise stores operating throughout the United States and in 13 other countries. Pasta Central's baked pasta meals address current eating trends for eat-in or take home meals. Maui Tacos restaurants provide a health-oriented, affordable menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Smoothie Island is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the Blimpie, Pasta Central, and Maui Tacos locations. The Company also provides professional store design services and equipment sales through its wholly-owned subsidiary, B I Concept Systems, Inc. At June 30, 1999, the Company operates one Maui Tacos restaurant, and does not operate any subfranchisor or master licensor areas within the Blimpie International system.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Change in Accounting Principle

      Prior to July 1, 1998, the Company recognized fees relating to subfranchisor and master licensor territory sales when collected or due. If fees were collectible over an extended period and no reasonable basis existed for estimating collectibility, those fees were recognized as they were collected or when the uncertainty regarding collectibility was resolved. Effective July 1, 1998, the Company changed its methodology of accounting for fees relating to subfranchisor and master licensor territory sales to recognize such fees as revenue on a straight-line basis over a 10-year period. Such period is estimated to approximate the period over which the Company's performance obligation to the subfranchisor and master licensor extends. The Company considers the new revenue recognition methodology to result in a better matching of revenues and related expenses incurred in the earnings process related to such revenues. The effect of the change in fiscal 1999 was to increase income before the cumulative effect adjustment by approximately $274,000 ($0.03 per share). The cumulative effect adjustment of $3,373,000 (after reduction for income taxes of $1,815,000) to apply retroactively the new method is included in the net loss in fiscal 1999.

      Initial fees from the awarding of individual franchises are recorded as revenue when the franchisee's restaurant is opened. Commissions paid and the subfranchisor's share of the initial fees are deferred and charged to expense when the initial fees are recognized. Continuing fees from franchised restaurants are recorded as revenue when earned. Revenue from equipment sales is recognized when the equipment is shipped.

Cash and Cash Equivalents

      The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents (continued)

      The Company has cash deposits with financial institutions, which fluctuate in excess of federally insured limits. If these financial institutions were not to honor their contractual liability, the Company could incur losses. Management believes that there is no significant risk of loss because of the financial strength of the financial institutions.

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

Fair Market Value Disclosure

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of the fair value of certain items, including receivables, payables, debt and investments. The Company believes that the carrying amounts included in the consolidated balance sheets do not differ significantly from fair value as defined in SFAS 107.

Accounts and Notes Receivable

      The Company provides an allowance for doubtful receivables equal to the estimated collection losses that will be incurred in the collection of such receivables. The estimated losses are based on historical collection experience coupled with a review of all outstanding receivables.

Property, Equipment and Depreciation

      Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods. Significant expenditures for additions and improvements are capitalized and expenditures for routine repairs and maintenance are charged to expense as incurred.

Trademarks

      Trademarks are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of 15-40 years. Amortization expense was $337,000 in 1999, $295,000 in 1998, and $135,000 in 1997.

Advertising

      The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $404,000 in 1999, $429,000 in 1998, and $477,000 in 1997.

            The Company administers several advertising and promotional funds on behalf of the franchisees. The franchisees contribute 4% of gross sales to The National Media Advertising Account. A portion of the 4% contribution is transferred to Regional Advertising Associations. Franchisees form voluntary regional advertising associations intended to coordinate advertising and marketing efforts and programs for local

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 2: Summary of Significant Accounting Policies (continued)

Advertising (continued)

advertising. Blimpie Brand Building Fund, Inc. is a non-profit entity that is authorized to receive marketing allowances and payments from purveyors, distributors and manufacturers. Its activities are controlled by franchisees elected to the National Blimpie Franchisee Advisory Council, subfranchisors elected to the National Blimipie Subfranchisor Advisory Council and Company representatives. The National Media Advertising funds and the Blimpie Brand Building funds are spent for advertising and marketing uses, including marketing and advertising personnel, advertising agencies, operating expenses of all types, matching fund programs, research and development, production of educational or training materials, production of commercials, focus groups and other studies, television or radio media time, print advertising and other marketing and advertising uses.

            The Company also administers a grand opening fund and the local restaurant marketing fund. New franchisees generally pay $3,000 to the grand opening fund and $2,000 to the local restaurant marketing fund during their first year of operation. The franchisee, in conjunction with the Company, develops the marketing plan that will include the grand opening marketing, coupon events and monthly promotions. As the franchisee implements the marketing plan, the Company pays vendors or reimburses the franchisee for expenditures related to that plan up to the amount contributed.

      Aggregate receipts and expenditures for these funds were approximately $13,000,000 each for fiscal 1999. Total assets were approximately $6,000,000 and total liabilities were approximately $5,000,000 as of June 30, 1999. The net assets of these funds are held in a manner analogous to escrow accounts by the Company and are not consolidated.

Income Taxes

      The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is provided for deferred tax assets for which realization is uncertain.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 2: Summary of Significant Accounting Policies (continued)

Supplemental Disclosure of Cash Flow Information

                                                          Years Ended June 30
                                                 ----------------------------------------
                                                     1999           1998          1997
                                                 -----------    -----------   -----------
Cash paid during the year for:
  Interest                                       $        --    $     3,000   $     3,000
  Income taxes                                     1,232,000      1,143,000     2,571,000
Noncash investing and financing activities:
  Stock issued under Canadian trademark
    agreement                                        204,000        101,000       239,000
  Purchase of international trademarks                    --             --     3,509,000
  Warrants and options issued for services and
    trademark                                        180,000             --            --
 Net unrealized (loss) gain on marketable
    securities                                       (11,000)        25,000        30,000

Reclassifications

      Certain amounts have been reclassified to conform with the current year presentation. Primarily, expenses incurred by the Company and reimbursed by an advertising fund administered by the Company on behalf of franchisees were reclassified from management fees and other income to selling, general and administrative expenses. Such reimbursements are reflected as offsets to the related expenses.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 3: Investments

      The following is a summary of available-for-sale securities included in investments as of June 30:

                                                      Unrealized         Fair
1999                                       Cost       Gain (Loss)       Value
                                        -----------   -----------    -----------

Available-for-Sale Securities:
  Current:
    Common stocks                       $    61,000   $    58,000    $   119,000
    Preferred stocks                        258,000        (6,000)       252,000
    Mutual funds                            156,000        (5,000)       151,000
    U. S. Government securities           4,765,000         9,000      4,774,000
                                        -----------   -----------    -----------
                                          5,240,000        56,000      5,296,000
  Long-Term
    U. S. Government securities             997,000       (16,000)       981,000
                                        -----------   -----------    -----------
                                        $ 6,237,000   $    40,000    $ 6,277,000
                                        ===========   ===========    ===========
1998

Available-for-Sale Securities:
  Current:
    Common stocks                       $    61,000   $    28,000    $    89,000
    Preferred stocks                        258,000         3,000        261,000
    Mutual funds                            149,000         1,000        150,000
    U. S. Government securities           3,966,000        29,000      3,995,000
                                        -----------   -----------    -----------
                                          4,434,000        61,000      4,495,000
  Long-Term
    U. S. Government securities           3,696,000       (10,000)     3,686,000
                                        -----------   -----------    -----------
                                        $ 8,130,000   $    51,000    $ 8,181,000
                                        ===========   ===========    ===========

      The long-term U.S. Government securities mature in 2004.

      On February 19, 1997, the Company sold held-to-maturity securities with an aggregate cost of $2,646,000 and realized a gain of $28,000. The proceeds from the sale were $2,674,000. These securities were sold to acquire the trademark and marketing system rights as described in Note 9.

      At June 30, 1997, United States Treasury notes previously categorized as being held-to-maturity were recategorized as available-for-sale. Accordingly, this group of securities has been marked to market with the resulting adjustment reported in shareholders' equity.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 4: Notes Receivable

      Notes receivable consist of the following as of June 30:

                                                                   1999           1998
                                                                -----------    -----------
Notes from subfranchisors, with interest ranging from 5%
   to 13% due at various dates through December, 2008           $   909,000    $ 1,110,000
Notes receivable from sale of discontinued segment due
   in weekly installments including interest of 10% per
   annum through March, 2000                                         61,000         67,000
Notes receivable from an officer due in semi-monthly
   installments including interest of 8% per annum through
   April, 2000                                                       50,000         51,000
Receivable from a leasing company arising from participation in franchisee equipment leases, with interest ranging from
   7% to 17%, due at various dates through June, 2004               497,000        679,000
                                                                -----------    -----------
                                                                  1,517,000      1,907,000
Allowance for doubtful accounts                                     (81,000)       (65,000)
                                                                -----------    -----------
                                                                  1,436,000      1,842,000
Current maturities                                                  427,000        569,000
                                                                -----------    -----------
                                                                $ 1,009,000    $ 1,273,000
                                                                ===========    ===========

Note 5: Property and Equipment

      The major components of property and equipment and related depreciation periods as of June 30 are:

                                                    Cost
                                         -------------------------  Depreciation
Item                                         1999          1998        Period
-----------------------------------      ----------     ----------  ------------
Building and other                       $  186,000     $  160,000   7-14 years
Office furniture and fixtures             2,601,000      2,169,000   5-10 years
Automobiles                                 185,000        185,000   5 years
Software                                    553,000        332,000   5 years
                                         ----------     ----------
                                          3,525,000      2,846,000
Less accumulated depreciation             1,776,000      1,262,000
                                         ----------     ----------
                                         $1,749,000     $1,584,000
                                         ==========     ==========

      Depreciation expense totaled $519,000 in 1999, $394,000 in 1998, and $306,000 in 1997.

Note 6: Trademark Obligations

      Trademark obligations consist of the following as of June 30:

                                                            1999         1998
                                                         ----------   ----------
Amount payable to related parties in connection with
  acquisition of international trademarks (see Note 9)   $       --   $3,000,000

Common shares issuable in connection with
  acquisition of  Canadian trademark (see Note 9)           204,000      408,000
                                                         ----------   ----------
                                                         $  204,000   $3,408,000
                                                         ==========   ==========

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 7: Income Taxes

      The provision for income taxes is comprised as follows for the years ended June 30:

                                 1999               1998               1997
                              -----------        -----------        -----------
Federal
  Current                     $   789,000        $ 1,264,000        $ 1,810,000
  Deferred                        (91,000)           (28,000)           (98,000)
                              -----------        -----------        -----------
                                  698,000          1,236,000          1,712,000
                              -----------        -----------        -----------

State
  Current                         116,000            248,000            320,000
  Deferred                        (14,000)            (4,000)           (17,000)
                              -----------        -----------        -----------
                                  102,000            244,000            303,000
                              -----------        -----------        -----------
                              $   800,000        $ 1,480,000        $ 2,015,000
                              ===========        ===========        ===========

      The following is a reconciliation of income taxes to normal expected Federal income tax computed by applying statutory rates for the years ended June 30:

                                                   1999           1998           1997
                                               -----------    -----------    -----------
Federal statutory rate - 34%                   $   665,000    $ 1,334,000    $ 1,800,000
State or local taxes, net of federal benefit        65,000        159,000        198,000
Non-deductible expenses                             34,000         48,000         23,000
Valuation allowance                                385,000             --             --
Other                                             (349,000)       (61,000)        (6,000)
                                               -----------    -----------    -----------
                                               $   800,000    $ 1,480,000    $ 2,015,000
                                               ===========    ===========    ===========

The components of temporary differences and their tax effects which comprise the Company's net deferred tax asset (liability) are as follows at June 30:

                                                        1999           1998
                                                     -----------    -----------
Deferred tax assets:
  Subfranchisor revenues                             $ 1,508,000    $        --
  Franchisee revenues                                    283,000        197,000
  Allowance for doubtful accounts                        165,000        103,000
  Start up costs for Maui Tacos                          108,000             --
  Net operating loss carryforward of Maui Tacos          188,000             --
  Other                                                  186,000          5,000
  Valuation allowance                                   (385,000)            --
                                                     -----------    -----------
                                                       2,053,000        305,000
                                                     -----------    -----------
Deferred tax liabilities:
  Subfranchisor revenue recognition                           --       (312,000)
  Trademark amortization                                (140,000)            --
                                                     -----------    -----------
                                                        (140,000)      (312,000)
                                                     -----------    -----------
                                                     $ 1,913,000    $    (7,000)
                                                     ===========    ===========

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 7: Income Taxes (continued)

      The valuation allowance for deferred taxes relates to net deferred tax assets of Maui Tacos, a majority-owned subsidiary that is not consolidated for tax purposes. The valuation allowance was established due to the uncertainty of the related deferred tax assets' ultimate realization. Maui Tacos has net operating loss carryforwards of approximately $537,000 expiring in 2019.

Note 8: Commitments and Contingencies

      The Company leases its facilities under noncancelable operating leases, expiring in various years through the year 2012. The minimum future annual rentals under these noncancelable operating leases as of June 30, 1999 for each of the next five years and in the aggregate, are as follows:

                                 Year                  Amount
                          -------------------        ---------
                                 2000                $ 479,000
                                 2001                  446,000
                                 2002                  456,000
                                 2003                  342,000
                                 2004                   40,000
                          2005 and thereafter          194,000
                                                    ----------
                                                    $1,957,000
                                                    ==========

      The Company is also obligated for increases in real estate taxes and operating costs. Rent expenses including real estate taxes and operating costs amounted to $520,000 in 1999, $425,000 in 1998, and $383,000 in 1997.

      The Company's leasing subsidiaries execute leases for approved Blimpie restaurant locations and then sublease the premises to franchisees. Under the terms of the typical lease agreement, the Company's leasing subsidiary's liability is limited to its net assets and the landlord agrees to not commence any legal proceedings against Blimpie International, Inc. The franchisee assumes the payment of rent and agrees to perform all terms, convenants and conditions of the original lease. As a result, the Company has not recorded lease expense and sublease income in the accompanying consolidated financial statements. As of June 30, 1999, there were 587 leasing subsidiaries with aggregate net assets of $337,000, which are included in cash and other assets in the accompanying consolidated balance sheet. The terms of these leases range from 5 to 20 years. The minimum annual lease payments for the fiscal years ending June 30 are as follows:

                                 Year                  Amount
                          -------------------      ------------

                                 2000              $ 14,646,000
                                 2001                13,116,000
                                 2002                11,309,000
                                 2003                 9,193,000
                                 2004                 7,697,000
                          2005 and thereafter        17,381,000
                                                   ------------
                                                   $ 73,342,000
                                                   ============

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 8: Commitments and Contingencies (continued)

      According to the terms of signed agreements between the Company and its franchisees, the Company is obligated, among other things, to supply to the franchisee logo types, dies, mats, etc., of its trademarks, along with sets of materials, manuals and forms at a price equivalent to the Company's cost for such materials, and certain training and continued support. The Company, in conjunction with the subfranchisors and master licensors, assists in the selection and purchase of equipment and helps the franchisee to obtain financing of the initial cost of franchising. Subfranchisors and master licensors are responsible for providing day-to-day operational support for Blimpie franchise restaurants in their territory, and in return receive compensation approximating half of the fees collected from the individual Blimpie franchises. These services are performed under the Company's supervision.

      Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of June 30, 1999 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

Note 9: Trademarks

      Messrs. Anthony P. Conza and David L. Siegel (both of whom are officers, directors and principal shareholders of the Company), and Metropolitan Blimpie, Inc. ("MBI"), an unrelated company, own respectively, undivided 40%, 20% and 40% interests in the Blimpie trademarks and the Blimpie marketing system. Pursuant to various agreements made by and among such parties, (1) Prior to the acquisition of such rights by the Company in 1997 and 1999, Messrs. Conza and Siegel possessed the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system in 35 entire states and various portions of other states throughout the USA (the "Conza-Siegel Territory"); (2) MBI possessed the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system in the balance of the USA outside of the Conza-Siegel Territory (the "MBI Territories"); and (3) Messrs. Conza and Siegel and MBI possess the exclusive right to exploit, directly or indirectly, the Blimpie trademarks and Blimpie marketing system throughout the world outside of the USA.

      Prior to the acquisition of the trademark rights in 1999, the Company, pursuant to 99 year grants made to it in 1976 by Messrs. Conza and Siegel, had the exclusive right to distribute the Blimpie trademarks and license the use of the Blimpie marketing system throughout the Conza-Siegel Territory. By agreement dated July 19, 1991 (the "1991 Agreement"), MBI granted to the Company the right to license the Blimpie trademarks and Blimpie marketing system throughout the MBI Territories (with specific exceptions). Pursuant to the 1991 Agreement, the Company may also exploit the rights possessed by MBI outside of the USA with respect to the Blimpie trademarks and Blimpie marketing system. In consideration for the grants made to the Company by the 1991 Agreement, the Company agreed to pay specified percentages of all revenues derived by the Company from the sales of franchises within the MBI Territories and outside of the USA, subject to a minimum annual payment requirement of $100,000. The 1991 Agreement provided for an initial term of 42 months, and further provides for automatic annual renewals until July, 2090, provided that the Company continues to pay said minimum annual payments. The payments made to MBI under this arrangement were $778,000 in 1999, $837,000 in 1998, and $968,000 in 1997.

On February 18, 1997, the Company entered into an agreement (the "1997 agreement") with Anthony P. Conza and David L. Siegel to acquire the ownership of the undivided 60% interest in the international rights to the Blimpie trademarks and Blimpie marketing system owned by such individuals. The agreement superseded a licensing agreement pertaining to such international trademark and marketing system rights which the Company had previously entered into with such individuals. Pursuant to the agreement, the Company acquired the rights for $4.5 million of cash paid at closing, plus certain contingent payments. The contingent payments would generally be required once cumulative international

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 9: Trademarks (continued)

revenues exceed $5,000,000. The contingent payments of $150,000 per year would generally commence on January 1, 2002 and continue for 50 years. The agreement also provided Messrs. Conza and Siegel with an option to require the Company to pay $3,000,000 to Messrs. Conza and Siegel on January 2, 2001 in exchange for a cancellation of their right to receive the contingent payments. As of June 30, 1998, the Company believed it was probable that Messrs. Conza and Siegel would elect to effect a cancellation of contingent payments in exchange for the receipt of $3,000,000. Therefore, the Company recorded, at June 30, 1998, the remaining international trademark rights and related trademark obligation of $3,000,000 in the balance sheet as trademark assets and trademark obligations, respectively.

      In February 1999, the Company amended the 1997 agreement with Messrs. Conza and Siegel to allow earlier payment of the cancellation option in exchange for a transfer of the domestic trademark rights held by such individuals to the Company. The amended agreement permitted Messrs. Conza and Siegel to exercise the lump-sum payment options and receive payment on or before February 15, 1999. Both individuals exercised their options, and were paid their lump-sum payments on February 10, 1999. In connection with such payment, the individuals repaid certain demand notes aggregating $150,000, plus accrued interest, relating to purchases of shares of the Company's stock. Such demand notes had been recorded as a reduction of shareholders' equity. As a result of the above transactions, the Company now owns an undivided 60% interest in the domestic and international Blimpie trademark rights. The remaining 40% of such rights are owned by MBI. Messrs. Conza and Siegel no longer own any of the rights to the Blimpie trademarks or the Blimpie marketing system.

      On October 1, 1995, the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party ("claimant") who had filed trademark registration documents seeking Canadian trademark protection for the name "Blimpie" prior to the time the Company made such filings in Canada. Pursuant to the agreement, the Company acquired all rights held by the claimant in said Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's common stock at the rate of 25,000 shares per year. As of June 30, 1999, 100,000 shares of common stock had been issued to the claimant. The future issuances of such shares are subject to the claimant's ongoing compliance with various conditions specified in the agreement.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 10: Related Party Transactions

      The Company had numerous transactions which result from written agreements between the Company and subfranchisors who are related parties. The following is a summary of the types of transactions and revenue or expense recognized related to these transactions for the years ended June 30:

                                          Revenue or Expense
           Related Party                        Recognized            1999           1998            1997
--------------------------------      --------------------------    ----------     ----------      ----------
Georgia Enterprises, Inc., a          Revenue derived from area     $2,514,000     $3,814,000      $3,122,000
 corporation partially owned by       Reimbursement of expenses             --          4,000         168,000
 two officers of the Company          Fees paid to subfranchisor     1,155,000      1,149,000         984,000

Llewellyn Distributors, Inc.,         Revenue derived from area        525,000        649,000         716,000
 a corporation partially owned        Reimbursement of expenses        110,000        119,000         101,000
 by an officer of the Company         Fees paid to subfranchisor       305,000        281,000         289,000

International Southwest Blimpie,      Revenue derived from area        123,000        544,000         532,000
 Inc., a corporation principally      Reimbursement of expenses             --          8,000          49,000
 owned and controlled by an           Fees paid to subfranchisor        53,000        146,000         150,000
 officer of the Company

      In November 1998, International Southwest Blimpie, Inc. was sold to a party unrelated to the Company. No additional revenue or expenses are expected to be earned or paid to this officer related to this territory subsequent to November 15, 1998.

      During fiscal year ended June 30, 1992, certain officers of the Company issued demand notes to the Company in the amount of $270,000 for the purchase of shares of the Company's common stock. The balances of these notes were recorded as a reduction to equity as subscriptions receivable. In April 1994, an officer was granted an additional loan of $20,000 against these shares. In February 1999, two of these notes were paid in full totaling $150,000 in conjunction with the final payment of the trademark obligation to two officers as described in
Note 9. These notes bear interest at the rate of 5% per annum, payable quarterly. Interest income of $9,000, $12,000, and $12,000 was recognized by the Company for the years ended June 30, 1999, 1998, and 1997, respectively.

      The Company has a note receivable from an officer of the Company due in semi-monthly installments including interest of 8% per annum through April 2000 (see Note 4). Such note receivable was $50,000 and $51,000 at June 30, 1999 and 1998, respectively.

      The Company pays rent based on use of an apartment in New York City, which is owned by an officer/employee of the Company. Rental expense of $11,000, $11,000, and $8,000 was recognized for the years ended June 30, 1999, 1998, and 1997, respectively. (See Note 6 and Note 9 with regard to trademark transactions with related parties).

Note 11: Stock Options and Warrants

      The Company has established an Omnibus Stock Incentive Plan ("the Plan") which permits the Company to award various forms of incentive compensation. Through June 30, 1999, the Company has issued incentive and nonstatutory stock options and stock grants under the Plan. The options are exercisable at the fair market value on the date of grant. The options and stock grants generally provide for vesting at the rate of 20% per annum. In connection with the issuance of the stock grants, the Company recognized compensation expense of $14,000 in 1999, $98,000 in 1998, and $255,000 in 1997.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 11: Stock Options and Warrants (continued)

      Option activity under the Plan is as follows:

                                                                    Weighted
                                                                     Average
                                                     Number of      Exercise
                                                      Options         Price
                                                     ----------     ---------

      Outstanding at July 1, 1996                      153,650      $    5.92
         Granted                                       267,000           6.39
         Exercised                                      (2,200)          6.77
         Canceled                                       (5,800)         11.00
                                                      --------
      Outstanding at June 30, 1997                     412,650           6.15
         Granted                                        15,500           4.86
         Exercised                                      (3,750)          3.25
         Canceled                                      (44,000)          6.28
                                                      --------
      Outstanding at June 30, 1998                     380,400           6.11
         Granted                                       509,000           2.74
         Exercised                                          --             --
         Canceled                                     (136,400)          5.91
                                                      --------
      Outstanding at June 30, 1999                     753,000      $    3.87
                                                      ========

      Options exercisable at June 30, 1999             249,300      $    4.82
                                                      ========

      The following table summarizes information concerning options outstanding and exercisable under the Plan at June 30, 1999:

                              Options Outstanding               Options Exercisable
                    --------------------------------------     ----------------------
                                    Weighted
                                     Average      Weighted                   Weighted
   Range of                         Remaining      Average                    Average
   Exercise            Number      Contractual    Exercise        Number     Exercise
    Prices          Outstanding       Life          Price      Exercisable    Price
----------------    -----------    -----------    --------     -----------   --------
$2.125 - $ 3.688        511,000       9.12         $ 2.75         102,900    $ 2.76
$5.500 - $ 6.063        229,500       2.77           6.05         136,400      6.05
$7.250 - $14.750         12,500       1.39           9.61          10,000      9.23
                    -----------                                ----------
                        753,000       7.06           3.87         249,300      4.82
                    ===========                                ==========

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 11: Stock Options and Warrants (continued)

      The Company has issued common stock purchase warrants and stock options to various entities in consideration of services provided to the Company. None of these securities have been exercised as of June 30, 1999. The following table summarizes information concerning common stock purchase warrants and options held by non-employees as of June 30, 1999:

                                                Number of        Exercise   Expiration
Security Holder                              Warrants/Options     Price        Date
-----------------------------------------    ----------------    --------   ----------
Unaffiliated design firm                           50,000         $ 4.39     Dec. 2002
Minority shareholder of majority-owned
  subsidiary                                       50,000           4.75     Oct. 2002
Unaffiliated advertising agency                    10,986           7.51    Sept. 2000
Underwriter of 1995 common stock offering         150,000           8.58     Aug. 2000
Unaffiliated advertising agency                    10,985           7.51      May 2000

      On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plan and apply the disclosure-only provisions of SFAS 123. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997: risk-free interest rates of approximately 6.0%; dividend yield of $0.07 per share; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of 4.5 years. The weighted-average fair value of options granted under the Plan was $1.17, $2.22, and $3.00 for fiscal 1999, 1998, and 1997 respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 11: Stock Options and Warrants (continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, assuming SFAS 123 had been adopted, is as follows:

                                                         1999            1998            1997
                                                     -----------     -----------     -----------
Income before cumulative effect of change in
  accounting principle                               $ 1,156,000     $ 2,444,000     $ 3,278,000
Pro forma income before cumulative effect of
   change in accounting principle                        827,000       2,281,000       3,224,000
Proforma income per share before cumulative effect
   of change in accounting principle:
     Basic                                           $      0.09     $      0.24     $      0.34
     Diluted                                         $      0.09     $      0.24     $      0.33

Note 12: Convertible Shares of Subsidiary

      The shareholders of the Company's majority-owned subsidiary, Maui Tacos, hold common stock in Maui Tacos that is convertible into Blimpie common stock, according to the terms stipulated in the Maui Tacos shareholder Agreement, as amended. Such agreement states that during the period commencing with the first day of Maui Tacos' third full fiscal year of operations (July 1, 2000) and ending with the ninetieth day after the Company files its annual financial statements, all Maui Tacos shareholders, except for the Company, have the right to convert all or a portion of their respective shares of Maui Tacos common stock into Company stock, pursuant to a formula (the "Conversion Formula"). The Conversion Formula is calculated by dividing the lower of Maui Tacos' current or prior year earnings per share value by the Company's earnings per share value for the same period. The conversion privileges held by the Maui Tacos shareholders are subject to limitations on the number of shares of Company stock that are subject to such conversion rights, both for individual Maui Tacos shareholders and for aggregate levels of conversions.

Note 13: Employee Benefit Plan

      The Company maintains a 401(k) Profit Sharing Plan (the "Plan") available to substantially all employees. Under the Plan, the Company can elect to make matching contributions of up to 100% of the elective deferral contributions. During the years ended June 30, 1999, 1998, and 1997, the Company made matching contributions of 20% of the elective deferral contributions. The matching contributions charged to earnings were $66,000, $53,000, and $48,000 for fiscal 1999, 1998 and 1997, respectively. At June 30, 1999, the Plan held approximately 19,000 shares of the Company's common stock with a fair value of approximately $52,000. The Plan received approximately $300 in dividends on Company shares in fiscal 1999.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 14: Business Segment Information

      The Company's separately identifiable segments relate to: franchise operations, store design services and equipment sales, and restaurant operations of the company-owned Maui Tacos restaurant.

      During 1996, the Company began operations outside of the United States. As of June 30, 1999, the Company has sold master licenses in Argentina, Bahrain, Canada, Cyprus, Dominican Republic, Egypt, Greece, Jordan, Kuwait, Lebanon, Northern Ireland, Oman, Panama, Peru, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Romania, Saudi Arabia, South Africa, Spain, United Arab Emirates, Great Britain, Uruguay, and Venezuela. Franchisees are operating in the following countries: Argentina, Canada, Cyprus, Dominican Republic, Jordan, Panama, Poland, Portugal, Saudi Arabia, South Africa, Spain, Great Britain and Venezuela. There were no capital expenditures outside of the United States in 1999, 1998, or 1997.

      Financial information by identifiable segments is as follows for the years ended June 30:

                                            Operating                    Depreciation
                                             Income       Identifiable       and
1999                          Revenue        (Loss)          Assets      Amortization
                           ------------   ------------    ------------   ------------
Franchise operations:
  United States            $ 23,043,000   $  1,577,000    $ 24,448,000   $    675,000
  International                 760,000       (394,000)      1,454,000        101,000
Equipment and design          9,409,000        (46,000)      2,127,000         56,000
Company restaurant              338,000         (4,000)        229,000         15,000
                           ------------   ------------    ------------   ------------
                           $ 33,550,000   $  1,133,000    $ 28,258,000   $    847,000
                           ============   ============    ============   ============

1998
Franchise operations:
  United States            $ 22,068,000   $  2,309,000    $ 24,584,000   $    525,000
  International                 663,000       (314,000)      1,127,000        121,000
Equipment and design         14,376,000      1,083,000       2,513,000         60,000
                           ------------   ------------    ------------   ------------
                           $ 37,107,000   $  3,078,000    $ 28,224,000   $    706,000
                           ============   ============    ============   ============

1997
Franchise operations:
  United States            $ 20,276,000   $  3,178,000    $ 24,325,000   $    281,000
  International               2,028,000        221,000       1,620,000        112,000
Equipment and design         15,033,000      1,004,000       1,759,000         48,000
                           ------------   ------------    ------------   ------------
                           $ 37,337,000   $  4,403,000    $ 27,704,000   $    441,000
                           ============   ============    ============   ============

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 15: Subfranchisor Fees and Franchise Revenue

Franchise Fees and Costs

      The initial non-refundable fee for franchisees that have previously never owned a traditional Blimpie or Maui Tacos restaurant is $18,000 and $20,000, respectively. Maui Tacos agreements include franchise rights to Smoothie Island. Blimpie franchisees may purchase a Smoothie Island franchise for $1 to $2,500. These fees generally are payable in cash at the time of execution of the franchise agreement. Additional franchises are awarded at lesser amounts based upon the number of units awarded. The initial non-refundable franchise fee for non-traditional Blimpie restaurants, such as those in convenience stores, institutional food service entities, colleges, schools, mass feeders, hospitals and others range from $1.00 to $18,000 (depending upon the number of non traditional restaurant transactions executed, the location of the non-traditional franchised restaurant, the marketing area and other subjective matters). The Company reserves the right to issue franchises to its subfranchisors or their designees for $1.00 to $5,000 each in order to accelerate the development of the area of the subfranchisor. The Company defers recognition of the revenues and costs related to these transactions until the restaurant is opened. The number of franchised Blimpie restaurants open as of June 30, 1999, 1998, and 1997 were 2,097 (2,040 United States, 57
International), 1,972 (1,935 United States, 37 International), and 1,684 (1,667 United States, 17 International) respectively. The Company operates one Company-owned Maui Tacos restaurant.

      The following is a summary of the deferred franchise revenues and costs.

                                                                       Number
                                   Revenues          Costs            of Units
                                  -----------      -----------      -----------
Balance June 30, 1996             $ 3,896,000      $ 2,910,000              878
Franchises awarded                  3,356,000        2,612,000              632
Revenue recognized                 (3,711,000)      (2,834,000)            (737)
                                  -----------      -----------      -----------
Balance June 30, 1997               3,541,000        2,688,000              773
Franchises awarded                  2,672,000        2,092,000              439
Revenue recognized                 (3,308,000)      (2,556,000)            (697)
                                  -----------      -----------      -----------
Balance June 30, 1998               2,905,000        2,224,000              515
Franchises awarded                  2,209,000        1,221,000              311
Revenue recognized                 (2,592,000)      (1,888,000)            (470)
                                  -----------      -----------      -----------
Balance June 30, 1999             $ 2,522,000      $ 1,557,000              356
                                  ===========      ===========      ===========

Subfranchisor and Master Licensor Fees

      The subfranchisor and master licensor fee ranges from $10,000 to $575,000. These fees typically are established by calculating the population of the area of the subfranchisor or master licensor and multiplying the population by $0.10 for the United States and $0.01 for International. Subfranchisors and master licensors in operation as of June 30, 1999, 1998, and 1997 were 106 (85 United States, 21 International), 105 (86 United States, 19 International), and 121 (105 United States, 16 International), respectively. During the year ended June 30, 1995, the Company implemented new subfranchisor agreements that provide for annual renewals. Pursuant to the new form of agreement, the Company sells a territory to a subfranchisor or master licensor for a one-year period, followed by four to ten renewal terms, all but the last of which are annual in duration. If the subfranchisor or master licensor has met all terms and conditions of the subfranchise or master license agreement during the initial one year term and each of the one year renewal terms, a right is granted during the final renewal term upon payment of the fee set forth in the agreement such that the entire term of the agreement is 50 to 60 years.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 15: Subfranchisor Fees and Franchise Revenue (continued)

Subfranchisor and Master Licensor Fees (continued)

      Prior to implementing the new form of agreement, the Company generally entered into a 10-year agreement with four ten-year renewal periods. The Company recorded a receivable for the full amount due under the contract, but deferred the uncollected portion until payment was received, or until the revenue generated by the related market was sufficient to ensure that payment would be made.

      Effective July 1, 1998, the Company changed its accounting policy related to the recognition of subfranchisor and master licensor fees (see Note 2). This change was accounted for as a cumulative effect adjustment in fiscal 1999, as reflected in the table below. The following is a summary of the remaining deferred subfranchisor fees:

                                                     Revenues         Costs
                                                    ===========    ===========

           Balance July 1, 1996                     $   693,000
           Revenue recognized                          (221,000)
                                                    -----------
           Balance June 30, 1997                        472,000
           Subfranchisor fees                            32,000
           Contracts amended                           (180,000)
           Revenue recognized                          (269,000)
                                                    -----------
           Balance June 30, 1998                         55,000
           Cumulative effect of accounting change     6,840,000    $ 1,652,000
           Sales of subfranchises and
             master licenses                            805,000        133,000
           Revenue recognized                        (1,437,000)      (267,000)
                                                    -----------    -----------
           Balance June 30, 1999                    $ 6,263,000    $ 1,518,000
                                                    ===========    ===========

Note 16: Earnings Per Share

      Earnings per share on a basic and diluted basis is calculated as follows:

                                                         1999         1998         1997
                                                      ----------   ----------   ----------
Income before cumulative effect of change
  in accounting principle                             $1,156,000   $2,444,000   $3,278,000
                                                      ==========   ==========   ==========
Calculation of weighted average shares
  outstanding plus assumed exercises:
    Weighted average basic shares outstanding          9,467,000    9,533,000    9,517,000
    Effect of dilutive employee stock options              5,000       16,000      244,000
                                                      ----------   ----------   ----------
    Weighted average diluted shares outstanding        9,472,000    9,549,000    9,761,000
                                                      ==========   ==========   ==========

Basic earnings per share before cumulative effect
  of change in accounting principle                   $     0.12   $     0.26   $     0.34
                                                      ==========   ==========   ==========
Diluted earnings per share before cumulative effect
  of change in accounting principle                   $     0.12   $     0.26   $     0.34
                                                      ==========   ==========   ==========

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 17: Quarterly Information (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the twelve month periods ended June 30, 1999 and June 30, 1998.

                                                       Quarter
                          ------------------------------------------------------    -----------
1999                         First         Second        Third         Fourth          Total
                          -----------    -----------   -----------   -----------    -----------
Total revenues            $ 8,614,000    $ 8,584,000   $ 7,798,000   $ 8,554,000    $33,550,000
Gross profit                3,250,000      3,287,000     3,348,000     3,404,000     13,289,000
Income (loss) before
  cumulative effect of
  change in
  accounting principle        473,000        588,000       530,000      (435,000)     1,156,000

Earnings (loss) per
  share before
  cumulative effect
  of change in
  accounting principle:
 Basic                    $      0.05    $      0.06   $      0.06   $     (0.05)   $      0.12
 Diluted                  $      0.05    $      0.06   $      0.06   $     (0.05)   $      0.12

1998
Total revenues            $ 9,868,000    $ 9,470,000   $ 8,111,000   $ 9,658,000    $37,107,000
Gross profit                3,548,000      3,354,000     3,205,000     3,520,000     13,727,000
Net income                    803,000        761,000       436,000       444,000      2,444,000
Earnings per share:
 Basic                    $      0.08    $      0.08   $      0.05   $      0.05    $      0.26
 Diluted                  $      0.08    $      0.08   $      0.05   $      0.05    $      0.26

      The fourth quarter of fiscal 1999 included provisions, net of tax, of approximately $255,000 to increase the allowance for doubtful accounts, $325,000 for additional professional fees and legal settlements, $260,000 write-down of deferred franchise fees, and $100,000 write-off of start-up costs.

      The quarterly amounts shown for fiscal 1999 above differ from those reported in the Form 10-Q filed for each of the first, second and third quarters. The amounts originally reported were adjusted to reflect the retroactive application of changing to a different subfranchisor and master license fee revenue recognition method (Note 2). Additionally, the amounts shown above for the first, second and third quarters of both fiscal 1999 and 1998 differ from those reported in the respective Form 10-Q due to a reclassification of certain management fees from Management fees and other income to Selling, general and administrative expenses, and for a reclassification of Company restaurant sales and Restaurant operations from Management fees and other income to separate classification in the Statements of operations and comprehensive
(loss) income.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 18: Year 2000 Issues (Unaudited)

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

      The Company utilizes personal computers that are connected to a network for all of its employee workstations. These personal computers all utilize Microsoft Windows NT as their operating system. The Company believes that the Windows NT operating system is Year 2000 compliant. Additionally, the Company recently installed new software to operate all of its accounting operations. The Company believes this new software, and the computer hardware on which it runs, to be Year 2000 compliant. Management anticipates that all accounting operations will be performed using the Year 2000 compliant software by December 31, 1999. The majority of the costs of installing and implementing the aforementioned software and hardware had been incurred prior to June 30, 1999. The Company anticipates that any additional expenditures to complete the implementation will be funded from cash flow generated by operations.

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

                        Report of Independent Accountants

To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries:

In connection with our audit of the consolidated financial statements of Blimpie International, Inc. and Subsidiaries as of June 30, 1998 and for each of the two years in the period ended June 30, 1998, which financial statements are included in this Annual Report of Form 10-K, we have also audited the financial statement schedule on page F-28 herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
August 17, 1998

Blimpie International, Inc. and Subsidiaries
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands except for per share amounts)
-------------------------------------------------------------------------------------------------------
     Column A                   Column B               Column C               Column D       Column E
-------------------------------------------------------------------------------------------------------

                               Balance at    Charged to       Charged to                     Balance at
                               Beginning      Cost and           Other                         End of
Description                    of Period      Expenses          Account      Deductions        Period
Year ended June 30, 1999
     Accounts receivable       $     207      $     306       $      --      $      121     $       392
     Notes receivable                 65            101              --              85              81

Year ended June 30, 1998
     Accounts receivable              83            147              --              23             207
     Notes receivable                 60              5              --              --              65

Year ended June 30, 1997
     Accounts receivable              47             78              --              42              83
     Notes receivable                 47             13              --              --              60