Form 10-Q
period 1999-09-30
BLIMPIE INTERNATIONAL INC
filed 1999-12-17
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was re/uired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

There were 9,470,926 shares of the registrant's common stock outstanding as of December 15, 1999.

                           Blimpie International, Inc.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999

                                Table of Contents

                                                                          Page
                                                                         Number
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets - September 30, 1999
              and June 30, 1999                                             3

            Condensed Consolidated Statements of Operations - Three
              Months Ended September 30, 1999 and 1998                      4

            Condensed Consolidated Statements of Cash Flows - Three
              Months Ended September 30, 1999 and 1998                      5

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                 13

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                          September 30    June 30
                                                            1999         1999
                                                        ------------   --------
Assets                                                  (Unaudited)     (Note)
Current assets:
   Cash and cash equivalents                              $  5,950     $  4,682
   Investments                                               3,214        5,296
   Accounts receivable, net                                  3,355        3,106
   Prepaid expenses and other current assets                   218          228
   Deferred income taxes                                        85           85
   Current portion of notes receivable                         468          427
                                                          --------     --------
Total current assets                                        13,290       13,824
Property and equipment, net                                  1,733        1,749
Other assets:
   Notes receivable less current portion, net                1,008        1,009
   Investments                                                 972          981
   Trademarks, net                                           8,369        8,434
   Deferred income taxes                                     1,828        1,828
   Other                                                       529          433
                                                          --------     --------
Total other assets                                          12,706       12,685
                                                          --------     --------
                                                          $ 27,729     $ 28,258
                                                          ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and other current liabilities         $  3,462     $  4,237
   Income taxes payable                                        119           --
                                                          --------     --------
Total current liabilities                                    3,581        4,237
Deferred revenue, net                                        5,572        5,710
Trademark obligations                                          204          204
Shareholders' equity:
   Common stock, $.01 par value                                 96           96
   Additional paid-in capital                                8,824        8,818
   Retained earnings                                         9,923        9,640
   Net unrealized gain on marketable securities                 16           40
                                                          --------     --------
                                                            18,859       18,594
   Treasury stock                                             (427)        (427)
   Subscriptions receivable                                    (60)         (60)
                                                          --------     --------
Total shareholders' equity                                  18,372       18,107
                                                          --------     --------
                                                          $ 27,729     $ 28,258
                                                          ========     ========

Note: The condensed consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements of the Company at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended
(in thousands, except for per share amounts)                               September 30
                                                                         1999       1998
                                                                       --------   --------
Revenues
   Continuing fees                                                     $  4,937   $  4,800
   Subfranchisor fees, master license fees
      and sale of franchises                                              1,108      1,119
   Store equipment sales                                                  2,098      2,592
   License fees and other income                                            134        103
   Company restaurant sales                                                 125         --
                                                                       --------   --------
                                                                          8,402      8,614
Expenses
   Subfranchisors' share of franchise
      and continuing fees                                                 3,037      2,980
   Store equipment cost of sales                                          1,889      2,384
   Selling, general and administrative expenses                           2,991      2,697
   Company restaurant operations                                            121         --
                                                                       --------   --------
                                                                          8,038      8,061
                                                                       --------   --------

Operating income                                                            364        553
Interest income                                                             182        185
                                                                       --------   --------

Income before income taxes and cumulative effect
   of change in accounting principle                                        546        738
Income taxes on income before cumulative effect
   of change in accounting principle                                        263        265
                                                                       --------   --------
Income before cumulative effect of change in accounting principle           283        473

Cumulative effect on prior years (to June 30, 1998) of
   changing to a different subfranchisor and master
   license fee revenue recognition method (less tax
   benefit of $1,815) - Note 1                                               --     (3,373)
                                                                       --------   --------

Net income (loss)                                                      $    283   $ (2,900)
                                                                       ========   ========

Basic and diluted earnings (loss) per share:
   Income before cumulative effect of change in accounting principle   $   0.03   $   0.05
   Cumulative effect of change in accounting principle                       --      (0.35)
                                                                       --------   --------
   Net income (loss)                                                   $   0.03   $  (0.30)
                                                                       ========   ========

Weighted average basic shares outstanding                                 9,471      9,498
                                                                       ========   ========
Weighted average diluted shares outstanding                               9,498      9,498
                                                                       ========   ========

See notes to condensed consolidated financial statements.

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three months ended
(in thousands)                                                                 September 30
                                                                            1999       1998
                                                                           -------    -------
Cash Flows From Operating Activities
   Income before cumulative effect of change in accounting principle       $   283    $   473
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                           223        181
       Incentive stock granted                                                   6         10
       Changes in operating assets and liabilities:
         Accounts receivable                                                  (249)      (323)
         Prepaid expenses and other current assets                              10         14
         Other assets                                                          (96)        --
         Notes receivable                                                      (40)        12
         Accounts payable and other current liabilities                       (775)       683
         Income taxes payable                                                  119        207
         Deferred revenue, net                                                (138)      (104)
                                                                           -------    -------
           Net cash (used in) provided by operating activities                (657)     1,153

Cash Flows From Investing Activities
   Purchases of available-for-sale securities                                   --     (1,384)
   Proceeds from sale of available-for-sale securities                       2,068      1,440
   Reinvested dividends of available-for-sale securities                        (1)        --
   Purchase of trademarks                                                       (8)       (98)
   Purchases of property and equipment                                        (134)      (204)
                                                                           -------    -------
           Net cash (used in) provided by investing activities               1,925       (246)

Cash Flows From Financing Activities
   Purchases of treasury stock                                                  --       (104)
                                                                           -------    -------
           Net cash by used in financing activities                             --       (104)
                                                                           -------    -------

Net increase in cash and cash equivalents                                    1,268        803
Cash and cash equivalents at beginning of period                             4,682      4,021
                                                                           -------    -------
Cash and cash equivalents at end of period                                 $ 5,950    $ 4,824
                                                                           =======    =======

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 1999 (Unaudited)

Note 1: Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's June 30, 1999 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

As indicated in Note 2 to the Company's annual financial statements for the year ended June 30, 1999, the Company changed its methodology of accounting for fees relating to subfranchisor and master licensor territory sales to recognize such fees as revenue on a straight-line basis over a 10-year period, effective July 1, 1998. The Company considers the new revenue recognition methodology to result in a better matching of revenues and related expenses in the earnings process related to such expenses. The amounts presented for the three months ended September 30, 1998 have been restated to give effect to the change in accounting principle. The effect of the change as of the beginning of the first quarter of fiscal 1999 (i.e., July 1, 1998) has been presented as a cumulative effect of a change in accounting principle, net of a $1,815,000 income tax benefit, of $3,373,000, and has been recorded as of such date. The effect of this change on operations for the first quarter of fiscal 1999 was to increase income before cumulative effect of accounting change by $7,000, net of income taxes.

In addition, certain other amounts have been reclassified to conform with the current year presentation. Primarily, expenses incurred by the Company and reimbursed by an advertising fund administered by the Company on behalf of franchisees were reclassified from management fees and other income to selling, general and administrative expenses. Such reimbursements are reflected as offsets to the related expenses.

Note 2: Earnings per Share

Earnings per share on a basic and diluted basis is calculated as follows:

                                                         Three months ended
                                                             September 30,
(in thousands, except per share amounts)                  1999         1998
                                                        ---------     --------

Income before cumulative effect of change
  in accounting principle                               $     283     $    473
                                                        =========     ========

Calculation of weighted average shares
  outstanding plus assumed conversions:
    Weighted average basic shares outstanding               9,471        9,498
    Effect of dilutive employee stock options                  27           --
                                                        ---------     --------
    Weighted average diluted shares outstanding             9,498        9,498
                                                        =========     ========
Basic earnings per share                                $    0.03     $   0.05
                                                        =========     ========
Diluted earnings per share                              $    0.03     $   0.05
                                                        =========     ========

Note 3: Comprehensive Income (Loss)

Comprehensive income consists of the following:

                                                         Three months ended
                                                            September 30,
(in thousands)                                            1999       1998
                                                         -------    -------

Net income (loss)                                        $   283    $(2,900)
Net unrealized (loss) gain on
   marketable securities                                     (24)        91
                                                         -------    -------
Comprehensive income (loss)                              $   259    $(2,809)
                                                         =======    =======

Note 4: Segment Information

Interim financial information by identifiable segments is as follows:

(in thousands)

                                                                      Operating
Three Months Ended                                                     Income
September 30, 1999                                     Revenue         (Loss)

Franchise operations:
  United States                                        $  6,075       $   556
  International                                              92          (137)
Equipment and design                                      2,110           (49)
Company restaurant                                          125            (6)
                                                       --------       -------
                                                       $  8,402           364
                                                       ========
Interest income                                                           182
                                                                      =======
Income before income taxes and
  cumulative effect of change in
  accounting principle                                                $   546
                                                                      =======

Three Months Ended
September 30, 1998
Franchise operations:
  United States                                        $  5,901       $   735
  International                                             110          (106)
Equipment and design                                      2,603           (76)
                                                       --------       -------
                                                       $  8,614           553
                                                       ========
Interest income                                                           185
                                                                      =======
Income before income taxes and
  cumulative effect of change in
  accounting principle                                                $   738
                                                                      =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, our ability to successfully implement the new concepts currently being formulated; changes in global and local business and economic conditions; consumer preferences, spending patterns and demographic trends; food, labor and other operating costs; availability and cost of land and construction; currency exchange rates; and other risks outside our control referred to in the registration statements and periodic reports that we file with the Securities and Exchange Commission.

Overview

      Our principal operations are centered around the Blimpie Subs & Salads chain of quick-service restaurants. As of September 30, 1999, there were 2,117 Blimpie locations franchised by us in operation in the United States and 13 other countries. The chain's growth has been achieved through a system of subfranchisors that purchased the rights to develop certain territories. The subfranchisor fees were a significant and profitable revenue source for us through fiscal 1996. By the end of fiscal 1996, the majority of the domestic subfranchise rights had been sold, and this revenue stream began to decline. As a result, our profitability also declined, despite the continued growth in the number of franchised units opened and an increase in continuing fee revenues.

      Faced with declining profitability despite the consistent growth in the number of Blimpie outlets and continuing fees, we implemented several new initiatives, including the acquisition or development of three new brands. The three new franchise concepts are Maui Tacos(TM), Pasta Central(TM) and Smoothie Island(TM). Maui Tacos restaurants provide a health-oriented, affordable menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Pasta Central's baked pasta meals are designed to address current eating trends for eat-in or take home meals. Smoothie Island is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the Blimpie, Maui Tacos and Pasta Central locations.

      As of September 30, 1999, there were four Maui Tacos outlets operating or soon to be opened and five subfranchise territories operating. There also were three Pasta Central outlets operating, and a majority of the Blimpie subfranchisors had agreed to sell Pasta Central franchises in their territories. Finally, there were 36 Smoothie Island locations operating, all of which were located in Blimpie or Maui Tacos locations. As anticipated, each of the new brands was generating revenues for us as of September 30, 1999.

      We believe that these new concepts will be well received and that the Blimpie brand will continue to be successful. The new concepts have increased selling, general and administrative expenses during the past year, and management believes that these expenses will continue to increase as these brands require additional support through the early stages of their growth. There can be no assurance that the introduction of these concepts will continue to result in increased revenues, or that such revenues will exceed the related costs.

Results of Operations

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

      Our income before cumulative effect of change in accounting principle decreased 40.2% to $283,000 in the three months ended September 30, 1999 from $473,000 in the three months ended September 30, 1998. Our basic and diluted income before cumulative effect of change in accounting principle per share decreased 40.0% to $0.03 per share in the three months ended September 30, 1999 from $0.05 per share in the three months ended September 30, 1998. Such decreases are attributable primarily to decreases in franchise fees and equipment sales, and an increase in selling, general and administrative expenses, all of which are discussed below.

      Our continuing fees derived from franchises increased 2.9% to $4,937,000 in the three months ended September 30, 1999 from $4,800,000 in the three months ended September 30, 1998. This increase was due primarily to the 5.4% increase in the number of open outlets from 2,009 at September 30, 1998 to 2,117 at September 30, 1999. Continuing fees increased at a slower rate than the rate of outlet openings primarily because of a decrease in average unit volumes for existing outlets.

      Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 1.0% to $1,108,000 in the three months ended September 30, 1999 from $1,119,000 in the three months ended September 30, 1998. The following table summarizes the components of these fees for the three months ended September 30, 1999 and 1998:

                                               Three Months Ended
                                                   September 30,
      (amounts in 000's)                        1999         1998    Change
                                               ------       ------   ------

      Amortization of deferred subfranchise
        and master license fees                $  387       $  362      6.9%
      Franchise fees                              588          659    -10.8%
      Resale and other fees                       133           98     35.7%
                                               ======       ======   ======
         Total                                 $1,108       $1,119     -1.0%
                                               ======       ======   ======

      The amortization of deferred subfranchise and master license fees for the three months ended September 30, 1999 was 6.9% higher than the amortization for the same three months of the prior fiscal year, due primarily to amortization of deferred revenues related to the sales of new Maui Tacos subfranchise territories between the two periods. Revenues from sales of franchises decreased 10.8% in the three months ended September 30, 1999 due primarily to a 31.7% decrease in new outlets opened, from 120 new outlets in the three months ended September 30, 1998 to 82 new outlets in the three months ended September 30, 1999. This decrease was partially offset by an increase in the revenue per outlet, as well as the recognition of franchise fees for franchises sold but not opened after two years. Resale and other fees increased 35.7% in the three months ended September 30, 1999 due primarily to more outlets and subfranchise territories being transferred to new owners.

      Store equipment sales decreased 19.1% to $2,098,000 in the three months ended September 30, 1999 from $2,592,000 in the three months ended September 30, 1998. This decrease was consistent with the 31.7% decrease in new outlets opened during the three months ended September 30, 1999 when compared to the same period of the prior fiscal year. The decrease in sales to Blimpie franchises was partially offset by higher sales per location due to Maui Tacos and co-branded Blimpie / Pasta Central sales, as well as an increase in sales to non-affiliates.

      License fees and other income for the three months ended September 30, 1999 increased 30.1% to $134,000 from $103,000 in the three months ended September 30, 1998. This increase was due to greater license fees from the sale of Blimpie branded products, as well as royalties from the Canteen Vending Service Program.

      In October 1998, we opened the first mainland Maui Tacos location in Atlanta, Georgia. The location is owned and operated by a majority-owned subsidiary of ours, and currently is the only outlet operated by us. Company restaurant sales were $125,000 for the three months ended September 30, 1999. There were no such sales in the three months ended September 30, 1998. We intend to continue to open and operate a limited number of Company-owned outlets for Maui Tacos and possibly for co-branded Blimpie / Pasta Central / Smoothie Island locations.

      The Subfranchisors' shares of continuing and franchise fees increased 1.9% to $3,037,000 in the three months ended September 30, 1999 from $2,980,000 in the three months ended September 30, 1998. This increase is due primarily to the 2.9% increase in continuing fees, and was partially offset by the decrease in franchise fees.

      Store equipment cost of sales decreased 20.8% to $1,889,000 in the three months ended September 30, 1999 from $2,384,000 in the three months ended September 30, 1998. This decrease was due to the 19.1% decrease in store equipment sales, and by an increase in the gross profit on those sales. The gross margin on store equipment sales increased to 10.0% in the three months ended September 30, 1999 from 8.0% in the three months ended September 30, 1998 due to a favorable product mix during the current year.

      Selling, general and administrative expense rose 10.9% to $2,991,000 in the three months ended September 30, 1999 from $2,697,000 in the three months ended September 30, 1998. This increase was due primarily to additional personnel and related costs associated with the growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands. We believe that the number of Blimpie outlets will continue to increase and the new brands will continue to require increased support as franchises and/or subfranchise territories are sold. Therefore, we expect selling, general and administrative expenses will continue to increase for at least the next year.

      Company restaurant operations were $121,000 in the three months ended September 30, 1999, with no comparable expense in the three months ended September 30, 1998. The first Company-owned outlet was opened in October 1998.

      Interest income in the three months ended September 30, 1999 decreased by 1.6% to $182,000 from $185,000 in the three months ended September 30, 1998. This decrease resulted from our sale of a portion of our U.S. Treasury notes in February 1999 in order to satisfy our remaining obligation for the purchase of the various international trademarks and service marks of the Blimpie brand in February 1997.

      The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 48.2% in the three months ended September 30, 1999 and 35.9% excluding the impact of the change in accounting principle in the three months ended September 30, 1998. The increase in the effective rate was due to certain losses of our majority-owned subsidiary, Maui Tacos International, Inc., which may not be deductible for tax purposes in fiscal 2000.

Liquidity and Capital Resources

      Our cash used in operating activities was $657,000 in the three months ended September 30, 1999. We generated $1,153,000 in cash flows from operating activities in the three months ended September 30, 1998. The change between the two periods is due primarily to a decrease in accounts payable and other current liabilities and lower income before cumulative effect of change in accounting principle.

      Net cash provided by investing activities during the three months ended September 30, 1999 was $1,925,000. Net cash used in investing activities during the three months ended September 30, 1998 was $246,000. The change between the two periods is due primarily to proceeds from the sale of securities with no offsetting purchases in the current year. The proceeds in the current period were used to purchase investments with maturities of less than three months, so the investments have been included in cash and cash equivalents as of September 30, 1999.

      There were no cash flows from financing activities in the three months ended September 30, 1999. Net cash used in financing activities was $104,000 in the three months ended September 30, 1998. The decrease in the cash used in financing activities was due to the absence of any purchases of treasury stock in the current year period.

      The Company's primary liquidity needs arise from expansion, capital expenditures and trademark obligations. These needs are primarily met by the cash flows from operations and from the Company's cash and investments. The Company believes that the cash flows from operations and the Company's cash and investments will be sufficient to fund its future liquidity needs for the foreseeable future.

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

                                       Blimpie International, Inc.
                                                (Registrant)



Dated: December 16, 1999               By: /s/ Brian D. Lane
                                           -------------------------------------
                                           Brian D. Lane
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)