Form 10-Q
period 1999-12-31
BLIMPIE INTERNATIONAL INC
filed 2000-02-14
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 9,475,026 shares of the registrant's common stock outstanding as of February 4, 2000.

                           Blimpie International, Inc.

                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1999

                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - December 31,
          1999 and June 30, 1999                                             3

          Condensed Consolidated Statements of Operations -
          Three and Six Months Ended December 31, 1999 and 1998              4

          Condensed Consolidated Statements of Cash Flows - Six
             Months Ended December 31, 1999 and 1998                         5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                  13

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                          December 31     June 30
                                                            1999          1999
                                                          --------     --------
Assets                                                  (Unaudited)      (Note)
Current assets:
    Cash and cash equivalents                             $  6,315     $  4,682
    Investments                                              2,702        5,296
    Accounts receivable, net                                 3,008        3,106
    Prepaid expenses and other current assets                  378          228
    Deferred income taxes                                       85           85
    Current portion of notes receivable                        466          427
                                                          --------     --------
Total current assets                                        12,954       13,824
Property and equipment, net                                  1,756        1,749
Other assets:
    Notes receivable less current portion, net                 923        1,009
    Investments                                                972          981
    Trademarks, net                                          8,366        8,434
    Deferred income taxes                                    1,828        1,828
    Other                                                      648          433
                                                          --------     --------
Total other assets                                          12,737       12,685
                                                          --------     --------
                                                          $ 27,447     $ 28,258
                                                          ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and other current liabilities        $  2,878     $  4,237
    Income taxes payable                                       382           --
                                                          --------     --------
Total current liabilities                                    3,260        4,237
Deferred revenue, net                                        5,503        5,710
Trademark obligations                                           --          204
Shareholders' equity:
    Common stock, $.01 par value                                96           96
    Additional paid-in capital                               9,028        8,818
    Retained earnings                                       10,054        9,640
    Net unrealized gain on marketable securities                 2           40
                                                          --------     --------
                                                            19,180       18,594
    Treasury stock                                            (436)        (427)
    Subscriptions receivable                                   (60)         (60)
                                                          --------     --------
Total shareholders' equity                                  18,684       18,107
                                                          --------     --------
                                                          $ 27,447     $ 28,258
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

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended     Six months ended
(in thousands, except for per share amounts)                  December 31           December 31
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Revenues
    Continuing fees                                       $  4,518   $  4,537   $  9,455   $  9,337
    Subfranchisor fees, master license fees
       and sale of franchises                                  862      1,350      1,970      2,469
    Store equipment sales                                    1,448      2,482      3,546      5,074
    License fees and other income                              230        108        364        211
    Company restaurant sales                                   133        107        258        107
                                                          --------   --------   --------   --------
                                                             7,191      8,584     15,593     17,198
Expenses
    Subfranchisors' share of franchise
       and continuing fees                                   2,559      3,133      5,596      6,113
    Store equipment cost of sales                            1,191      2,048      3,080      4,432
    Selling, general and administrative expenses             2,621      2,604      5,612      5,301
    Company restaurant operations                              155        116        276        116
                                                          --------   --------   --------   --------
                                                             6,526      7,901     14,564     15,962
                                                          --------   --------   --------   --------

Operating income                                               665        683      1,029      1,236
Interest income                                                172        235        354        420
                                                          --------   --------   --------   --------

Income before income taxes and cumulative effect
    of change in accounting principle                          837        918      1,383      1,656
Income taxes on income before cumulative effect
    of change in accounting principle                          371        330        634        595
                                                          --------   --------   --------   --------
Income before cumulative effect of change
    in accounting principle                                    466        588        749      1,061

Cumulative effect on prior years (to June 30, 1998)
    of changing to a different subfranchisor and
    master license fee revenue recognition method
    (less tax benefit of $1,815) - Note 1                       --         --         --     (3,373)
                                                          --------   --------   --------   --------

Net income (loss)                                         $    466   $    588   $    749   $ (2,312)
                                                          ========   ========   ========   ========

Basic and diluted earnings (loss) per share:
    Income before cumulative effect of change
      in accounting principle                             $   0.05   $   0.06   $   0.08   $   0.11
    Cumulative effect of change in accounting principle         --         --         --      (0.35)
                                                          --------   --------   --------   --------
    Net income (loss)                                     $   0.05   $   0.06   $   0.08   $  (0.24)
                                                          ========   ========   ========   ========

Weighted average basic shares outstanding                    9,498      9,484      9,484      9,491
                                                          ========   ========   ========   ========
Weighted average diluted shares outstanding                  9,498      9,484      9,498      9,491
                                                          ========   ========   ========   ========

See notes to condensed consolidated financial statements.

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six months ended
(in thousands)                                                              December 31
                                                                          1999       1998
                                                                        -------    -------
Cash Flows From Operating Activities
    Income before cumulative effect of change in accounting principle   $   749    $ 1,061
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
        Depreciation and amortization                                       415        372
        Incentive stock granted                                               6         10
        Changes in operating assets and liabilities:
          Accounts receivable                                                98       (645)
          Prepaid expenses and other current assets                        (150)       (40)
          Other assets                                                     (215)       (41)
          Notes receivable                                                   47        179
          Accounts payable and other current liabilities                 (1,359)     1,314
          Income taxes payable                                              382        146
          Deferred revenue, net                                            (207)      (591)
                                                                        -------    -------
            Net cash (used in) provided by operating activities            (234)     1,845

Cash Flows From Investing Activities
    Purchases of available-for-sale securities                               --     (1,553)
    Proceeds from sale of available-for-sale securities                   2,567      1,608
    Reinvested dividends of available-for-sale securities                    (2)        --
    Purchase of trademarks                                                  (81)      (188)
    Purchases of property and equipment                                    (273)      (361)
                                                                        -------    -------
            Net cash provided by (used in) investing activities           2,211       (494)

Cash Flows From Financing Activities
    Purchases of treasury stock                                              (9)      (156)
    Cash dividends paid                                                    (335)      (332)
                                                                        -------    -------
            Net cash used in financing activities                          (344)      (488)
                                                                        -------    -------

Net increase in cash and cash equivalents                                 1,633        863
Cash and cash equivalents at beginning of period                          4,682      4,021
                                                                        -------    -------
Cash and cash equivalents at end of period                              $ 6,315    $ 4,884
                                                                        =======    =======

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 1999 (Unaudited)

Note 1: Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's June 30, 1999 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of December 31, 1999 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

As indicated in Note 2 to the Company's annual financial statements for the year ended June 30, 1999, the Company changed its methodology of accounting for fees relating to subfranchisor and master licensor territory sales to recognize such fees as revenue on a straight-line basis over a 10-year period, effective July 1, 1998. The Company considers the new revenue recognition methodology to result in a better matching of revenues and related expenses incurred in the earnings process related to such revenues. The amounts presented for the three and six months ended December 31, 1998 have been restated to give effect to the change in accounting principle. The effect of the change as of the beginning of the first quarter of fiscal 1999 (i.e., July 1, 1998) has been presented as a cumulative effect of a change in accounting principle, net of a $1,815,000 income tax benefit, of $3,373,000, and has been recorded as of such date. The effect of this change on operations for the first six months of fiscal 1999 was to increase income before cumulative effect of accounting change by $127,000, net of income taxes.

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

Note 2: Earnings per Share

Earnings per share on a basic and diluted basis is calculated as follows:

                                                       Three months ended     Six months ended
                                                          December 31            December 31
(in thousands, except per share amounts)                1999       1998       1999        1998
                                                       -----      -----      ------      ------
Income before cumulative effect of change
  in accounting principle                              $ 466      $ 588      $  749      $1,061
                                                       =====      =====      ======      ======

Calculation of weighted average shares
  outstanding plus assumed conversions:
      Weighted average basic shares outstanding        9,498      9,484       9,484       9,491
      Effect of dilutive employee stock options           --         --          14          --
                                                       -----      -----      ------      ------
      Weighted average diluted shares outstanding      9,498      9,484       9,498       9,491
                                                       =====      =====      ======      ======
Basic earnings per share                               $0.05      $0.06      $ 0.08      $ 0.11
                                                       =====      =====      ======      ======
Diluted earnings per share                             $0.05      $0.06      $ 0.08      $ 0.11
                                                       =====      =====      ======      ======

Note 3: Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following:

                                     Three months ended           Six months ended
                                        December 31                 December 31
(in thousands)                       1999          1998          1999          1998
                                   -------       -------       -------       -------
Net income (loss)                  $   466       $   588       $   749       $(2,312)
Net unrealized (loss) gain on
   marketable securities               (14)          (34)          (38)           57
                                   -------       -------       -------       -------
Comprehensive income (loss)        $   452       $   554       $   711       $(2,255)
                                   =======       =======       =======       =======

Note 4: Segment Information
Interim financial information by identifiable segments is as follows:

                                                                Three months ended
(in thousands)                                    December 31, 1999           December 31, 1998
                                                -----------------------      ----------------------
                                                              Operating                   Operating
                                                               Income                       Income
                                                 Revenue       (Loss)        Revenue        (Loss)
                                                --------      --------       --------      --------
Franchise operations:
  United States                                 $  5,483      $    754       $  5,795      $    775
  International                                      116           (88)           174          (175)
Equipment and design                               1,459            21          2,508            92
Company restaurant                                   133           (22)           107            (9)
                                                $  7,191           665       $  8,584           683
                                                ========                     ========
Interest income                                                    172                          235
                                                              --------                     --------
Income before income taxes and cumulative
  effect of change in accounting principle                    $    837                     $    918
                                                              ========                     ========

                                                                 Six months ended
                                                  December 31, 1999           December 31, 1998
                                                -----------------------      ----------------------
                                                              Operating                   Operating
                                                               Income                       Income
                                                 Revenue       (Loss)        Revenue        (Loss)
                                                --------      --------       --------      --------
Franchise operations:
  United States                                 $ 11,558      $  1,300       $ 11,696      $  1,509
  International                                      208          (225)           284          (280)
Equipment and design                               3,569           (28)         5,111            16
Company restaurant                                   258           (18)           107            (9)
                                                --------      --------       --------      --------
                                                $ 15,593         1,029       $ 17,198         1,236
                                                ========                     ========
Interest income                                                    354                          420
                                                              --------                     --------
Income before income taxes and cumulative
  effect of change in accounting principle                    $  1,383                     $  1,656
                                                              ========                     ========

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

Overview

      Our principal operations are centered around the Blimpie Subs & Salads chain of quick-service restaurants. As of December 31, 1999, there were 2,126 Blimpie locations franchised by us in operation in the United States and 13 other countries. The chain's growth has been achieved through a system of subfranchisors that purchased the rights to develop certain territories. The subfranchisor fees were a significant and profitable revenue source for us through fiscal 1996. By the end of fiscal 1996, the majority of the domestic subfranchise rights had been sold, and this revenue stream began to decline. As a result, our profitability also declined, despite the continued growth in the number of franchised units opened and an increase in continuing fee revenues.

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

      As of December 31, 1999, there were five Maui Tacos outlets operating and six subfranchise territories operating. There also were four Pasta Central outlets operating, and a majority of the Blimpie subfranchisors had agreed to sell Pasta Central franchises in their territories. Finally, there were 40 Smoothie Island locations operating, all of which were located in Blimpie or Maui Tacos locations. As anticipated, each of the new brands was generating revenues for us as of December 31, 1999.

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

Results of Operations

Three and Six Months Ended December 31, 1999 Compared with Three and Six Months Ended December 31, 1998

      Our net income decreased 20.7% to $466,000 in the three months ended December 31, 1999 from $588,000 in the three months ended December 31, 1998. Our basic and diluted earnings per share decreased 16.7% to $0.05 per share in the three months ended December 31, 1999 from $0.06 per share in the three months ended December 31, 1998. Such decreases are attributable primarily to decreases in franchise fees and equipment sales, and an increase in selling, general and administrative expenses, all of which are discussed below.

      Our continuing fees derived from franchises decreased 0.4% to $4,518,000 in the three months ended December 31, 1999 from $4,537,000 in the three months ended December 31, 1998. This decrease resulted from a 3.2% increase in the number of open Blimpie outlets from 2,061 at December 31, 1998 to 2,126 at December 31, 1999, offset by a decrease in average unit volumes for existing Blimpie outlets. Continuing fees increased 1.3% to $9,455,000 in the six months ended December 31, 1999 from $9,337,000 in the six months ended December 31, 1998 due to an increase in the number of outlets, partially offset by a decrease in the average unit volumes per outlet.

      Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 36.1% to $862,000 in the three months ended December 31, 1999 from $1,350,000 in the three months ended December 31, 1998. These revenues decreased 20.2% to $1,970,000 in the six months ended December 31, 1999 from $2,469,000 in the six months ended December 31, 1998. The following tables summarize the components of these fees for the three and six months ended December 31, 1999 and 1998:

                                                  Three Months Ended
                                                      December 31,
(amounts in 000's)                                  1999        1998      Change
                                                  ------      ------      ------

Amortization of deferred subfranchise
  and master license fees                         $  387      $  358        8.1%
Franchise fees                                       392         860      -54.4%
Resale and other fees                                 83         132      -37.1%
                                                  ------      ------      ------
   Total                                          $  862      $1,350      -36.1%
                                                  ======      ======      ======

                                                   Six Months Ended
                                                      December 31,
(amounts in 000's)                                  1999        1998      Change
                                                  ------      ------      ------

Amortization of deferred subfranchise
  and master license fees                         $  774      $  720        7.5%
Franchise fees                                       980       1,519      -35.5%
Resale and other fees                                216         230       -6.1%
                                                  ------      ------      ------
   Total                                          $1,970      $2,469      -20.2%
                                                  ======      ======      ======

      The amortization of deferred subfranchise and master license fees for the three and six months ended December 31, 1999 were 8.1% and 7.5% higher, respectively, than the amortization for the same three and six month periods of the prior fiscal year, due primarily to amortization of deferred revenues related to the sales of new Maui Tacos subfranchise territories between the two periods.

      Franchise fees and resale fees were negatively impacted in the three and six months ended December 31, 1999 due to the Company not being able to sell franchises during the period from October 29, 1999 to early January 2000. As previously disclosed, we were unable to complete our audited financial statements for the year ended June 30, 1999 pending our determination of the most appropriate revenue recognition method for the subfranchise and master license fees discussed in the previous paragraph. Effective October 28, 1999, our franchise disclosure documents for most states expired, and could not be renewed until we were able to complete our audited financial statements. We are required to give these documents to potential franchisees before we can sell a franchise, so we were unable to sell franchises or assist with reselling most franchises for approximately two months during the past quarter. After our audited financial statements were completed, we were able to renew our various state disclosure documents, comply with the Federal Rule on franchising and then recommence our franchise sales operations. This situation contributed to lower revenues from franchise fees and resale fees during the three and six months ended December 31, 1999.

      Revenues from sales of franchises decreased 54.4% in the three months ended December 31, 1999 due primarily to a 61.9% decrease in new outlets opened, from 84 new outlets in the three months ended December 31, 1998 to 32 new outlets in the three months ended December 31, 1999. Revenues from sales of franchises decreased 35.5% in the six months ended December 31, 1999 due primarily to a 31.3% decrease in new outlets opened, from 166 new outlets in the six months ended December 31, 1998 to 114 new outlets in the six months ended December 31, 1999. The decreases in revenues were less than the decreases in the number of outlets opened due to increases in the franchise fee revenue per outlet , as well as the recognition of franchise fees for franchises sold but not opened after two years. Resale and other fees decreased 37.1% and 6.1% in the three and six months ended December 31, 1999, respectively, due to fewer outlets and subfranchise territories being transferred to new owners.

      Store equipment sales decreased 41.7% to $1,448,000 in the three months ended December 31, 1999 from $2,482,000 in the three months ended December 31, 1998. Store equipment sales decreased 30.1% to $3,546,000 in the six months ended December 31, 1999 from $5,074,000 in the six months ended December 31, 1998. These decreases were consistent with the 61.9% and 31.3% decreases in new outlets opened during the three and six months ended December 31, 1999, respectively, when compared to the same period of the prior fiscal year. The decrease in sales to Blimpie franchises was partially offset by higher sales per location due to Maui Tacos and co-branded Blimpie / Pasta Central sales, as well as an increase in sales to non-affiliates.

      License fees and other income for the three months ended December 31, 1999 increased 113.0% to $230,000 from $108,000 in the three months ended December 31, 1998. License fees and other income for the six months ended December 31, 1999 increased 72.5% to $364,000 from $211,000 in the six months ended December 31, 1998. These increases were due to greater license fees from the sale of Blimpie branded products, as well as royalties from the Canteen Vending Service Program.

      Company restaurant sales were $133,000 for the three months ended December 31, 1999 compared to $107,000 in the three months ended December 31, 1998. Company restaurant sales were $258,000 for the six months ended December 31, 1999 compared to $107,000 in the six months ended December 31, 1998. The increase in the three month period is due to an Island

Smoothie location that opened in October 1999. Island Smoothie is a stand-alone juice bar concept being developed initially in the Houston, Texas market. The increase in the six month period is due to both the Island Smoothie location, as well as the Maui Tacos location that opened in October 1998. We intend to continue to open and operate a limited number of Company-owned outlets for Maui Tacos, Island Smoothie, and possibly for co-branded Blimpie / Pasta Central / Smoothie Island locations.

      The Subfranchisors' shares of continuing and franchise fees decreased 18.3% to $2,559,000 in the three months ended December 31, 1999 from $3,133,000 in the three months ended December 31, 1998. The Subfranchisors' shares of continuing and franchise fees decreased 8.5% to $5,596,000 in the six months ended December 31, 1999 from $6,113,000 in the six months ended December 31, 1998. These decreases were due primarily to the decreases in franchise and resale fees in the related periods.

      Store equipment cost of sales decreased 41.8% to $1,191,000 in the three months ended December 31, 1999 from $2,048,000 in the three months ended December 31, 1998. Store equipment cost of sales decreased 30.5% to $3,080,000 in the six months ended December 31, 1999 from $4,432,000 in the six months ended December 31, 1998. These decreases were due to the related decreases in store equipment sales. The gross margin on store equipment sales increased to 17.7% in the three months ended December 31, 1999 from 17.5% in the three months ended December 31, 1998. The gross margin on store equipment sales increased to 13.1% in the six months ended December 31, 1999 from 12.7% in the six months ended December 31, 1998. The slight increases in the 1999 periods were due to a favorable product mix during the current year.

      Selling, general and administrative expense rose 0.7% to $2,621,000 in the three months ended December 31, 1999 from $2,604,000 in the three months ended December 31, 1998. Selling, general and administrative expense rose 5.9% to $5,612,000 in the six months ended December 31, 1999 from $5,301,000 in the six months ended December 31, 1998. The increase in the six month period was due primarily to additional personnel and related costs associated with the growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands. We believe that the number of franchised outlets will continue to increase and the new brands will continue to require increased support as franchises and/or subfranchise territories are sold. Therefore, we expect selling, general and administrative expenses will continue to increase for at least the next year.

      Company restaurant operations increased by 33.6% to $155,000 in the three months ended December 31, 1999 from $116,000 in the three months ended December 31, 1998. Company restaurant operations increased by 137.9% to $276,000 in the six months ended December 31, 1999 from $116,000 in the six months ended December 31, 1998. The first Company-owned Maui Tacos outlet was opened in October 1998, and the first Company-owned Island Smoothie was opened in October 1999. The locations were not open for the full three- or six-month period in fiscal 1999, resulting in the increases between the periods.

      Interest income in the three months ended December 31, 1999 decreased by 26.8% to $172,000 from $235,000 in the three months ended December 31, 1998. Interest income in the six months ended December 31, 1999 decreased by 15.7% to $354,000 from $420,000 in the six months ended December 31, 1998. These decreases resulted from our sale of a portion of our U.S. Treasury notes in February 1999 in order to satisfy our remaining obligation for the purchase of the various international trademarks and service marks of the Blimpie brand in February 1997.

      The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 44.3% and 45.8%, respectively, in the three and six months ended December 31,

1999 and 35.9% excluding the impact of the change in accounting principle in the three and six months ended December 31, 1998. The increase in the effective rate was due to certain losses of our majority-owned subsidiary which may not be deductible for tax purposes in fiscal 2000.

Liquidity and Capital Resources

      Our cash used in operating activities was $234,000 in the six months ended December 31, 1999. We generated $1,845,000 in cash flows from operating activities in the six months ended December 31, 1998. The change between the two periods is due primarily to a decrease in accounts payable and other current liabilities and lower income before cumulative effect of change in accounting principle.

      Net cash provided by investing activities during the six months ended December 31, 1999 was $2,211,000. Net cash used in investing activities during the six months ended December 31, 1998 was $494,000. The change between the two periods is due primarily to proceeds from the sale of securities with no offsetting purchases in the current year. The proceeds in the current period were used to purchase investments with maturities of less than three months, so the investments have been included in cash and cash equivalents as of December 31, 1999.

      Net cash used in financing activities was $344,000 in the six months ended December 31, 1999 and $488,000 in the six months ended December 31, 1998. The decrease in the cash used in financing activities was due to fewer purchases of treasury stock in the current year period. We have recently implemented a stock repurchase program, and anticipate that purchases of treasury stock will increase during the remainder of fiscal 2000.

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

                                      Blimpie International, Inc.
                                            (Registrant)


Dated: February 11, 2000              By: /s/  Brian D. Lane
                                          --------------------------------------
                                          Brian D. Lane
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)