Form 10-Q
period 2000-03-31
BLIMPIE INTERNATIONAL INC
filed 2000-05-15
CIK 895477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 9,475,026 shares of the registrant's common stock outstanding as of May 9, 2000.

                           Blimpie International, Inc.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets - March 31, 2000
           and June 30, 1999                                                 3

         Condensed Consolidated Statements of Operations - Three and Nine
           Months Ended March 31, 2000 and 1999                              4

         Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended March 31, 2000 and 1999                              5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                          March 31        June 30
                                                          2000           1999
                                                        --------       --------
Assets                                                (Unaudited)       (Note)
Current assets:
  Cash and cash equivalents                             $  7,048       $  4,682
  Investments                                              1,328          5,296
  Accounts receivable, net                                 2,948          3,106
  Prepaid expenses and other current assets                  492            228
  Deferred income taxes                                       85             85
  Current portion of notes receivable                        465            427
                                                        --------       --------
Total current assets                                      12,366         13,824
Property and equipment, net                                1,829          1,749
Other assets:
  Notes receivable less current portion, net                 849          1,009
  Investments                                                962            981
  Trademarks, net                                          8,290          8,434
  Deferred income taxes                                    1,828          1,828
  Other                                                    1,137            433
                                                        --------       --------
Total other assets                                        13,066         12,685
                                                        --------       --------
                                                        $ 27,261       $ 28,258
                                                        ========       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and other current liabilities        $  2,945       $  4,237
  Income taxes payable                                       109             --
                                                        --------       --------
Total current liabilities                                  3,054          4,237
Deferred revenue, net                                      5,373          5,710
Trademark obligations                                         --            204
Shareholders' equity:
  Common stock, $.01 par value                                96             96
  Additional paid-in capital                               9,028          8,818
  Retained earnings                                       10,320          9,640
  Net unrealized gain on marketable securities                42             40
                                                        --------       --------
                                                          19,486         18,594
  Treasury stock                                            (592)          (427)
  Subscriptions receivable                                   (60)           (60)
                                                        --------       --------
Total shareholders' equity                                18,834         18,107
                                                        --------       --------
                                                        $ 27,261       $ 28,258
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

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three months ended        Nine months ended
(in thousands, except for per share amounts)                                              March 31                 March 31
                                                                                      2000        1999         2000         1999
                                                                                    --------    --------     --------     --------
Revenues
  Continuing fees                                                                   $  4,582    $  4,527     $ 14,037     $ 13,864
  Subfranchisor fees, master license fees
    and sale of franchises                                                               912         956        2,882        3,425
  Store equipment sales                                                                1,451       2,107        4,997        7,181
  License fees and other income                                                          114          95          478          306
  Company restaurant sales                                                               190         113          448          220
                                                                                    --------    --------     --------     --------
                                                                                       7,249       7,798       22,842       24,996
Expenses
  Subfranchisors' share of franchise
    and continuing fees                                                                2,618       2,480        8,214        8,593
  Store equipment cost of sales                                                        1,224       1,852        4,304        6,284
  Selling, general and administrative expenses                                         2,698       2,697        8,310        7,998
  Company restaurant operations                                                          360         118          636          234
                                                                                    --------    --------     --------     --------
                                                                                       6,900       7,147       21,464       23,109
                                                                                    --------    --------     --------     --------

Operating income                                                                         349         651        1,378        1,887
Interest income                                                                          149         178          503          598
                                                                                    --------    --------     --------     --------

Income before income taxes and cumulative effect
  of change in accounting principle                                                      498         829        1,881        2,485
Income taxes on income before cumulative effect
  of change in accounting principle                                                      235         299          869          894
                                                                                    --------    --------     --------     --------
Income before cumulative effect of change
  in accounting principle                                                                263         530        1,012        1,591

Cumulative effect on prior years (to June 30, 1998) of changing to a different subfranchisor and master license fee revenue recognition method
  (less tax benefit of $1,815) - Note 1                                                   --          --           --       (3,373)
                                                                                    --------    --------     --------     --------

Net income (loss)                                                                   $    263    $    530     $  1,012     $ (1,782)
                                                                                    ========    ========     ========     ========

Basic and diluted earnings (loss) per share:
  Income before cumulative effect of change
    in accounting principle                                                         $   0.03    $   0.06     $   0.11     $   0.17
  Cumulative effect of change in accounting principle                                     --          --           --        (0.35)
                                                                                    --------    --------     --------     --------
  Net income (loss)                                                                 $   0.03    $   0.06     $   0.11     $  (0.18)
                                                                                    ========    ========     ========     ========

Weighted average basic shares outstanding                                              9,452       9,477        9,474        9,486
                                                                                    ========    ========     ========     ========
Weighted average diluted shares outstanding                                            9,452       9,482        9,483        9,488
                                                                                    ========    ========     ========     ========

See notes to condensed consolidated financial statements.

                  BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine months ended
(in thousands)                                                                 March 31
                                                                           2000          1999
                                                                         -------       -------
Cash Flows From Operating Activities
  Income before cumulative effect of change in accounting principle      $ 1,012       $ 1,591
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                          618           552
      Incentive stock granted                                                  6            14
      Changes in operating assets and liabilities:
        Accounts receivable                                                  158           114
        Prepaid expenses and other current assets                           (264)           49
        Other assets                                                        (704)          (44)
        Notes receivable                                                     122           398
        Accounts payable and other current liabilities                    (1,292)         (258)
        Income taxes payable                                                 109             0
        Deferred revenue, net                                               (337)         (323)
                                                                         -------       -------
          Net cash (used in) provided by operating activities               (572)        2,093

Cash Flows From Investing Activities
  Purchases of available-for-sale securities                                  --        (1,720)
  Proceeds from sale of available-for-sale securities                      4,084         3,337
  Reinvested dividends of available-for-sale securities                      (95)           --
  Purchase of trademarks                                                     (81)       (3,045)
  Purchases of property and equipment                                       (473)         (472)
                                                                         -------       -------
          Net cash provided by (used in) investing activities              3,435        (1,900)

Cash Flows From Financing Activities
  Purchases of treasury stock                                               (165)         (170)
  Cash dividends paid                                                       (332)         (329)
                                                                         -------       -------
          Net cash used in financing activities                             (497)         (499)
                                                                         -------       -------

Net increase in cash and cash equivalents                                  2,366          (306)
Cash and cash equivalents at beginning of period                           4,682         4,021
                                                                         -------       -------
Cash and cash equivalents at end of period                               $ 7,048       $ 3,715
                                                                         =======       =======

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2000 (Unaudited)

Note 1: Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's June 30, 1999 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

As indicated in Note 2 to the Company's annual financial statements for the year ended June 30, 1999, the Company changed its methodology of accounting for fees relating to subfranchisor and master licensor territory sales to recognize such fees as revenue on a straight-line basis over a 10-year period, effective July 1, 1998. The Company considers the new revenue recognition methodology to result in a better matching of revenues and related expenses incurred in the earnings process related to such revenues. The amounts presented for the three and nine months ended March 31, 1999 have been restated to give effect to the change in accounting principle. The effect of the change as of the beginning of the first quarter of fiscal 1999 (i.e., July 1, 1998) has been presented as a cumulative effect of a change in accounting principle, net of a $1,815,000 income tax benefit, of $3,373,000, and has been recorded as of such date. The effect of this change on operations for the first nine months of fiscal 1999 was to increase income before cumulative effect of accounting change by approximately $200,000, net of income taxes.

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

Note 2: Earnings per Share

Earnings per share on a basic and diluted basis is calculated as follows:

                                                       Three months
                                                           ended             Nine months ended
                                                          March 31               March 31
(in thousands, except per share amounts)              2000       1999        2000        1999
                                                     ------     ------      ------      ------
Income before cumulative effect of change
  in accounting principle                            $  263     $  530      $1,012      $1,591
                                                     ======     ======      ======      ======

Calculation of weighted average shares
  outstanding plus assumed conversions:
    Weighted average basic shares outstanding         9,452      9,477       9,474       9,486
    Effect of dilutive employee stock options            --          5           9           2
                                                     ------     ------      ------      ------
    Weighted average diluted shares outstanding       9,452      9,482       9,483       9,488
                                                     ======     ======      ======      ======
Basic earnings per share                             $ 0.03     $ 0.06      $ 0.11      $ 0.17
                                                     ======     ======      ======      ======
Diluted earnings per share                           $ 0.03     $ 0.06      $ 0.11      $ 0.17
                                                     ======     ======      ======      ======

Note 3: Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following:

                                     Three months
                                         ended            Nine months ended
                                        March 31              March 31
(in thousands)                       2000      1999       2000        1999
                                   -------   -------     -------     -------
Net income (loss)                  $   263   $   530     $ 1,012     $(1,782)
Net unrealized (loss) gain on
  marketable securities                 40       (36)          2          21
                                   -------   -------     -------     -------
Comprehensive income (loss)        $   303   $   494     $ 1,014     $(1,761)
                                   =======   =======     =======     =======

Note 4: Segment Information
Interim financial information by identifiable segments is as follows:

                                                              Three months ended
(in thousands)                                     March 31, 2000           March 31, 1999
                                                -------------------       -------------------
                                                           Operating                 Operating
                                                             Income                    Income
                                                Revenue      (Loss)       Revenue      (Loss)
                                                -------     -------       -------     -------
Franchise operations:
  United States                                 $ 5,513     $   726       $ 5,523     $   598
  International                                      78        (159)           36         (29)
Equipment and design                              1,468         (48)        2,126          87
Company restaurant                                  190        (170)          113          (5)
                                                -------     -------       -------     -------
                                                $ 7,249         349       $ 7,798         651
                                                =======                   =======
Interest income                                                 149                       178
                                                            -------                   -------
Income before income taxes and cumulative
  effect of change in accounting principle                  $   498                   $   829
                                                            =======                   =======

--------------------------------------------------------------------------------
                                                               Nine months ended
(in thousands)                                      March 31, 2000           March 31, 1999
                                                 -------------------       -------------------
                                                            Operating                   Operating
                                                              Income                    Income
                                                 Revenue      (Loss)       Revenue      (Loss)
                                                 -------     --------      --------     --------
Franchise operations:
  United States                                 $ 17,071     $  2,026      $ 17,219     $  2,107
  International                                      286         (384)          320         (309)
Equipment and design                               5,037          (76)        7,237          103
Company restaurant                                   448         (188)          220          (14)
                                                --------     --------      --------     --------
                                                $ 22,842        1,378      $ 24,996        1,887
                                                ========                   ========
Interest income                                                   503                        598
                                                             --------                   --------
Income before income taxes and cumulative
  effect of change in accounting principle                   $  1,881                   $  2,485
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

Overview

      Our principal operations are centered around the Blimpie Subs & Salads chain of quick-service restaurants. As of March 31, 2000, there were 2,125 Blimpie locations franchised by us in operation in the United States and 14 other countries. The chain's growth has been achieved through a system of subfranchisors that purchased the rights to develop certain territories. The subfranchisor fees were a significant and profitable revenue source for us through fiscal 1996. By the end of fiscal 1996, the majority of the domestic subfranchise rights had been sold, and this revenue stream began to decline. As a result, our profitability also declined, despite the continued growth in the number of franchised units opened and an increase in continuing fee revenues.

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

      As of March 31, 2000, there were eight Maui Tacos outlets operating and seven subfranchise territories operating. There also were six Pasta Central outlets operating, and a majority of the Blimpie subfranchisors had agreed to sell Pasta Central franchises in their territories. Finally, there were 49 Smoothie Island locations operating, all of which were located in Blimpie or Maui Tacos locations. As anticipated, each of the new brands was generating revenues for us as of March 31, 2000.

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

Results of Operations

Three and Nine Months Ended March 31, 2000 Compared with Three and Nine Months Ended March 31, 1999

      Our net income decreased 50.4% to $263,000 in the three months ended March 31, 2000 from $530,000 in the three months ended March 31, 1999. Our basic and diluted earnings per share decreased 50.0% to $0.03 per share in the three months ended March 31, 2000 from $0.06 per share in the three months ended March 31, 1999. Such decreases are attributable primarily to decreases in franchise fees and equipment sales, and an increase in selling, general and administrative expenses, all of which are discussed below.

      Our continuing fees derived from franchises increased 1.2% to $4,582,000 in the three months ended March 31, 2000 from $4,527,000 in the three months ended March 31, 1999. This increase resulted from a 2.6% increase in the number of open Blimpie outlets from 2,071 at March 31, 1999 to 2,125 at March 31, 2000, offset by a decrease in average unit volumes for existing Blimpie outlets. Continuing fees increased 1.2% to $14,037,000 in the nine months ended March 31, 2000 from $13,864,000 in the nine months ended March 31, 1999 due to an increase in the number of outlets, partially offset by a decrease in the average unit volumes per outlet.

      Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 4.6% to $912,000 in the three months ended March 31, 2000 from $956,000 in the three months ended March 31, 1999. These revenues decreased 15.9% to $2,882,000 in the nine months ended March 31, 2000 from $3,425,000 in the nine months ended March 31, 1999. The following tables summarize the components of these fees for the three and nine months ended March 31, 2000 and 1999:

                                                    Three Months Ended
                                                         March 31,
      (amounts in 000's)                         2000      1999     Change
                                                 -------------------------

      Amortization of deferred subfranchise
        and master license fees                  $390      $357       9.2%
      Franchise fees                              381       465     -18.1%
      Resale and other fees                       141       134       5.2%
                                                 ------------------------
          Total                                  $912      $956      -4.6%
                                                 ========================

                                                        Nine Months Ended
                                                            March 31,
      (amounts in 000's)                         2000         1999       Change
                                                 -------------------------------

      Amortization of deferred subfranchise
        and master license fees                  $1,164      $1,077        8.1%
      Franchise fees                              1,361       1,984      -31.4%
      Resale and other fees                         357         364       -1.9%
                                                 -----------------------------
          Total                                  $2,882      $3,425      -15.9%
                                                 =============================

      The amortization of deferred subfranchise and master license fees for the three and nine months ended March 31, 2000 were 9.2% and 8.1% higher, respectively, than the amortization for the same three and six month periods of the prior fiscal year, due primarily to amortization of deferred revenues related to the sales of new Maui Tacos subfranchise territories between the two periods.

      Franchise fees and resale fees were negatively impacted in the three and nine months ended March 31, 2000 due to the Company not being able to sell franchises during the period from October 29, 1999 to early January 2000. As previously disclosed, we were unable to complete our audited financial statements for the year ended June 30, 1999 pending our determination of the most appropriate revenue recognition method for the subfranchise and master license fees discussed in the previous paragraph. Effective October 28, 1999, our franchise disclosure documents for most states expired, and could not be renewed until we were able to complete our audited financial statements. We are required to give these documents to potential franchisees before we can sell a franchise, so we were unable to sell franchises or assist with reselling most franchises for approximately two months during the second quarter of fiscal 2000. After our audited financial statements were completed, we were able to renew our various state disclosure documents, comply with the Federal Rule on franchising and then recommence our franchise sales operations. In several states, we were unable to sell franchises or assist with reselling franchises well into the quarter ended March 31, 2000. This situation contributed to lower revenues from franchise fees and resale fees during the three and nine months ended March 31, 2000.

      Revenues from sales of franchises decreased 18.1% in the three months ended March 31, 2000 due primarily to a 41.4% decrease in new outlets opened, from 58 new outlets in the three months ended March 31, 1999 to 34 new outlets in the three months ended March 31, 2000. Revenues from sales of franchises decreased 31.4% in the nine months ended March 31, 2000 due primarily to a 33.9% decrease in new outlets opened, from 224 new outlets in the nine months ended March 31, 1999 to 148 new outlets in the nine months ended March 31, 2000. The decreases in revenues were less than the decreases in the number of outlets opened due to increases in the franchise fee revenue per outlet, as well as the recognition of franchise fees for franchises sold but not opened after two years.

      Store equipment sales decreased 31.1% to $1,451,000 in the three months ended March 31, 2000 from $2,107,000 in the three months ended March 31, 1999. Store equipment sales decreased 30.4% to $4,997,000 in the nine months ended March 31, 2000 from $7,181,000 in the nine months ended March 31, 1999. These decreases were consistent with the 41.4% and 33.9% decreases in new outlets opened during the three and nine months ended March 31, 2000, respectively, when compared to the same period of the prior fiscal year. The decrease in sales to Blimpie franchises was partially offset by higher sales per location due to Maui Tacos and co-branded Blimpie / Pasta Central sales, as well as an increase in sales to non-affiliates.

      License fees and other income for the three months ended March 31, 2000 increased 20.0% to $114,000 from $95,000 in the three months ended March 31, 1999. License fees and other income for the nine months ended March 31, 2000 increased 56.2% to $478,000 from $306,000 in the nine months ended March 31, 1999. These increases were due to greater license fees from the sale of Blimpie branded products, as well as royalties from the Canteen Vending Service Program.

      Company restaurant sales were $190,000 for the three months ended March 31, 2000 compared to $113,000 in the three months ended March 31, 1999. Company restaurant sales were $448,000 for the nine months ended March 31, 2000 compared to $220,000 in the nine months ended March 31, 1999. The increase in the three month period is due to the addition of two Smoothie Island Juice Bar locations that were open in the current year but not in the prior year. Smoothie Island Juice Bar is a stand-alone juice bar concept being developed initially in the Houston, Texas market. The increase in the nine month period is due to both the Smoothie Island

Juice Bar locations, as well as the Maui Tacos location that opened in October 1998. We intend to continue to open and operate a limited number of Company-owned outlets for Maui Tacos, Smoothie Island, and possibly for co-branded Blimpie / Pasta Central / Smoothie Island locations.

      The Subfranchisors' shares of continuing and franchise fees increased 5.6% to $2,618,000 in the three months ended March 31, 2000 from $2,480,000 in the three months ended March 31, 1999. The Subfranchisors' shares of continuing and franchise fees decreased 4.4% to $8,214,000 in the nine months ended March 31, 2000 from $8,593,000 in the nine months ended March 31, 1999. The increase in the three month period was due to the increases in continuing and resale fees, partially offset by a decrease in franchise fees. The decrease in the nine month period was due primarily to the decreases in franchise and resale fees in the related periods.

      Store equipment cost of sales decreased 33.9% to $1,224,000 in the three months ended March 31, 2000 from $1,852,000 in the three months ended March 31, 1999. Store equipment cost of sales decreased 31.5% to $4,304,000 in the nine months ended March 31, 2000 from $6,284,000 in the nine months ended March 31, 1999. These decreases were due to the related decreases in store equipment sales. The gross margin on store equipment sales increased to 15.6% in the three months ended March 31, 2000 from 12.1% in the three months ended March 31, 1999. The gross margin on store equipment sales increased to 13.9% in the nine months ended March 31, 2000 from 12.5% in the nine months ended March 31, 1999. The slight increases in the 1999 periods were due to a favorable product mix during the current year.

      Selling, general and administrative expense was flat at $2,698,000 in the three months ended March 31, 2000 compared to $2,697,000 in the three months ended March 31, 1999. Selling, general and administrative expense rose 3.9% to $8,310,000 in the nine months ended March 31, 2000 from $7,998,000 in the nine months ended March 31, 1999. The increase in the nine month period was due primarily to additional personnel and related costs associated with the growth in number of Blimpie outlets, as well as personnel, legal and other costs incurred in the development of the Maui Tacos, Smoothie Island and Pasta Central brands. We believe that the number of franchised outlets will continue to increase and the new brands will continue to require increased support as franchises and/or subfranchise territories are sold. Therefore, we expect selling, general and administrative expenses will continue to increase for at least the next year.

      Company restaurant operations increased by 205.1% to $360,000 in the three months ended March 31, 2000 from $118,000 in the three months ended March 31, 1999. Company restaurant operations increased by 171.8% to $636,000 in the nine months ended March 31, 2000 from $234,000 in the nine months ended March 31, 1999. The first Company-owned Maui Tacos outlet was opened in October 1998, and the first Company-owned Smoothie Island Juice Bar was opened in October 1999. The locations were not open for the full three- or nine-month period in fiscal 1999, resulting in the increases between the periods. Net operating losses from the company restaurant operations resulted primarily from start-up costs associated with opening two new Smoothie Island Juice Bar locations in the current year periods.

      Interest income in the three months ended March 31, 2000 decreased by 16.3% to $149,000 from $178,000 in the three months ended March 31, 1999. Interest income in the nine months ended March 31, 2000 decreased by 15.9% to $503,000 from $598,000 in the nine months ended March 31, 1999. These decreases resulted from our sale of a portion of our U.S. Treasury notes in February 1999 in order to satisfy our remaining obligation for the purchase of the various international trademarks and service marks of the Blimpie brand in February 1997.

      The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 47.2% and 46.2%, respectively, in the three and nine months ended March 31, 2000 and 36.1% and 36.0%, excluding the impact of the change in accounting principle, in the three and nine months ended March 31, 1999, respectively. The increases in the effective rate were due to certain losses of our majority-owned subsidiary which may not be deductible for tax purposes in fiscal 2000.

Liquidity and Capital Resources

      Our cash used in operating activities was $572,000 in the nine months ended March 31, 2000. We generated $2,093,000 in cash flows from operating activities in the nine months ended March 31, 1999. The change between the two periods is due primarily to a decrease in accounts payable and other current liabilities and lower income before cumulative effect of change in accounting principle.

      Net cash provided by investing activities during the nine months ended March 31, 2000 was $3,435,000. Net cash used in investing activities during the nine months ended March 31, 1999 was $1,900,000. The change between the two periods is due to proceeds from the sale of securities with no offsetting purchases in the current year. The proceeds in the current period were used to purchase investments that mature in less than three months, so they have been included in cash and cash equivalents as of March 31, 2000. In addition, in the 1999 period we paid the remaining balance of our trademark obligation of $3,000,000.

      Net cash used in financing activities was $497,000 in the nine months ended March 31, 2000 and $499,000 in the nine months ended March 31, 1999. Both periods included a dividend payment and purchases of treasury stock. We currently are executing a stock repurchase program, and anticipate that purchases of treasury stock will continue during the remainder of fiscal 2000.

      The Company's primary liquidity needs arise from expansion and capital expenditures. These needs are primarily met by the cash flows from operations and from the Company's cash and investments. The Company believes that the cash flows from operations and the Company's cash and investments will be sufficient to fund its future liquidity needs for the foreseeable future.

                           PART II. Other Information

Item 4. Submission of Matters to a Vote of Shareholders

      The Company held its annual meeting of shareholders on March 20, 2000. As of the January 21, 2000 record date of the Meeting, there were a total of 9,498,826 shares of the Company's $.01 par value common stock outstanding and entitled to be voted at the annual meeting. There were 8,879,311 shares (93.5%) present in person or by proxy at the Meeting.

The following directors were elected at and continued in office after the meeting:

                                           Number of Shares
                                       ------------------------
            Director                       For         Withheld
            -------------------------   ---------      --------

            Anthony P. Conza            8,280,454      598,857
            David L. Siegel             8,277,696      601,615
            Patrick J. Pompeo           8,271,689      607,622
            Charles G. Leaness          8,276,696      602,615
            Alvin Katz                  8,283,446      595,865
            Harry G. Chernoff           8,282,696      596,615

      Also at the Meeting, the shareholders ratified the selection of Ernst & Young L.L.P. as the Company's independent accountants for the fiscal year ending June 30, 2000 by a vote of 8,809,424 shares (99.2% of shares voted) in favor.

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

                                  Blimpie International, Inc.
                                        (Registrant)


Dated: May 12, 2000               By: /s/ Brian D. Lane
                                      ------------------------------------------
                                      Brian D. Lane
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

SS