Form 10-K
period 2000-06-30
BLIMPIE INTERNATIONAL INC
filed 2000-09-28
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No __
                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 19, 2000 was approximately $7,232,000. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

There were 9,351,746 shares of the registrant's common stock outstanding as of September 19, 2000.

                               Table of Contents

Item
Number                                                                                         Page
------                                                                                         ----
                                    PART I
1.               Business                                                                        3
                   Forward-looking Statements                                                    3
                   General                                                                       3
                   Financial Information About Business Segments                                 5
                   The BLIMPIE Outlet Franchise                                                  5
                   The PASTA CENTRAL Outlet Franchise                                            5
                   The MAUI TACOS Outlet Franchise                                               6
                   Our Subfranchises and Master Licenses                                         6
                   Services to Franchisees                                                       7
                   Outlet Properties                                                             8
                   Outlet Locations                                                              9
                   Government Regulation                                                        10
                   Trademarks, Trade Names, Service Marks and
                     Logos; Know-How and Methods of Operation                                   10
                   Research and Development                                                     12
                   Business Expansion                                                           12
                   Competition                                                                  14
                   Employees                                                                    14
2.               Properties                                                                     15
3.               Legal Proceedings                                                              15
3a.              Our Executive Officers                                                         16
4.               Submission of Matters to a Vote of Security Holders                            18
                                    PART II
5.               Market for Common Equity and Related Stockholder Matters                       18
6.               Selected Financial Data                                                        19
7.               Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          20
8.               Financial Statements                                                           27
9.               Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure                                          27
                                    PART III
10.              Directors, Executive Officers                                                  28
11.              Executive Compensation                                                         28
12.              Security Ownership of Certain Beneficial Owners and
                   Management                                                                   28
13.              Certain Relationships and Related Transactions                                 28
                                    PART IV
14.              Exhibits, Financial Statements, Schedules and Reports on Form 8-K              28
14(a)(1)         Financial Statements                                                           28
14(a)(2)         Financial Statement Schedule                                                   28
14(a)(3)         Exhibits                                                                       28
14(b)            Reports on Form 8-K                                                            31
                 SIGNATURES                                                                     32

                                    PART I

ITEM 1.  BUSINESS

Forward-looking Statements

     Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan," "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in: global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

General

     We engage in franchising, subfranchising and master licensing of the trademarks, trade names, service marks, logos, know-how, marketing concepts and marketing programs for each of our brands. We franchise our BLIMPIE Subs & Salads and PASTA CENTRAL brands directly through our Company, and we franchise the MAUI TACOS and SMOOTHIE ISLAND brands through our majority owned subsidiary, Maui Tacos International, Inc. ("MTII"). Our menu of BLIMPIE Subs & Salads, consisting of quick-service, healthy, sub sandwiches, is offered by approximately 2,000 franchise outlets operating throughout the United States and in 13 other countries. BLIMPIE is our registered trademark. Unless otherwise specified, the term "BLIMPIE" includes BLIMPIE. As of June 30, 2000, there were five PASTA CENTRAL restaurants operating in the United States and Puerto Rico, eight MAUI TACOS restaurants operating in the United States, including three in which we own all or part of the operation, 50 SMOOTHIE ISLAND locations located throughout the United States, and 3 Company-owned SMOOTHIE ISLAND JUICE BAR locations operating in Houston, TX. The baked pasta meals served at our PASTA CENTRAL outlets address current eating trends for eat-in or take home replacement meals. MAUI TACOS restaurants provide a healthy, affordable menu of "Maui-Mex" items, including traditional Mexican food marinated in Hawaiian spices. SMOOTHIE ISLAND is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the BLIMPIE, PASTA CENTRAL, and MAUI TACOS locations. We also provide professional store design service and equipment sales through our wholly-owned subsidiary, B I Concept Systems, Inc. Currently, we do not operate any of the subfranchisor or master licensor areas within the Blimpie International system.

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

     Our rights regarding the various BLIMPIE trademarks employed by all of our BLIMPIE outlets located throughout the world, and the methodology and know-how which comprise our BLIMPIE marketing concepts and programs, are limited to specific geographic regions throughout the world, pursuant to written licensing agreements between us and Metropolitan Blimpie, Inc. ("MBI"), a company with which we have no affiliation. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." Since our incorporation in 1977, the chain of franchised BLIMPIE outlets has expanded to encompass 1,990 outlets located in 47 states, Argentina, Canada, Cyprus, Dominican Republic, Great Britain, Panama, Poland, Portugal, Puerto Rico, Romania, Saudi Arabia, South Africa and Venezuela (as of June 30, 2000). See "Business - Outlet Locations." There are approximately 250 additional BLIMPIE outlets which are controlled by MBI that are located in areas of the country in which we do not possess rights to license the BLIMPIE trademarks or sell franchises or subfranchises.

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

     We derive our revenue primarily from four sources: (1) store equipment sales, (2) continuing franchise fees based upon each franchisee's gross sales,
(3) fees from the grant of individual outlet franchises and (4) fees from the grant of subfranchises to Subfranchisors and the grant of master licenses to Master Licensors worldwide. Individual outlet franchises are granted for both "traditional" locations such as free-standing buildings, shopping malls, and in-line urban store clusters, and "nontraditional" locations, i.e., convenience stores, institutional food service entities, colleges, schools, mass feeders (such as institutional food service providers and in-facility commissaries) and hospitals. These locations may sell or otherwise make all or part of our various food product brands available to their customers, clientele or attendees through facilities that may or may not contain all of the components normally associated with a traditional outlet, such as kitchen, food preparation and customer dining areas. We also have commenced developing several new types of product distribution formats, some of which we have begun to introduce and some of which we anticipate introducing in the future.

     The initial franchise fee currently is $18,000 for a traditional BLIMPIE location, $28,000 for a co-branded BLIMPIE / PASTA CENTRAL location, $20,000 for a co-branded MAUI TACOS / SMOOTHIE ISLAND location and $2,500 for a SMOOTHIE ISLAND location. The initial franchise fee for a nontraditional franchise can range between $1.00 and $15,000 depending on the number of nontraditional transactions executed, the location of the nontraditional franchisee, the marketing area in question and other subjective factors. After a location has been found and the lease or purchase thereof has been negotiated by the franchisee and approved by us, the franchisee then constructs and installs the outlet in accordance with design and layout specifications provided by us. Franchisees are required to maintain specified standards as to food quality, menu items, uniforms, appearance, sanitation and all other aspects of outlet operations.

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

     Franchisees are required to pay continuing franchise fees of 6% of their weekly gross sales, as well as mandatory advertising contributions of 4% of weekly gross sales. BLIMPIE outlet Franchisees who acquired their franchise agreements before the fall of 1994 are required to pay 6% continuing fees, but mandatory advertising contributions of 3%. Two percent of the advertising contributions made by franchisees in the same general marketing area are used for the payment of advertising which benefits all franchisees in that local marketing area, while the remainder is used for national advertising. During fiscal 2001, we will convert to a program in which only 1% of the advertising fees will be used for national advertising, and the remainder will be used in the local marketing area. International franchisees pay continuing franchise fees of 8% and advertising contributions of 2%.

Financial Information About Business Segments

     See Note 13 to our audited consolidated financial statements.

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

     We require each of our franchisees to offer food products from a list of products authorized by us. Such products for a BLIMPIE outlet include hot sandwiches, including items such as Italian meatball sandwiches and chicken breast sandwiches, and cold sandwiches, including items such as roast beef and club sandwiches. Our "signature" item is the "BLIMPIE Best" sandwich, which consists of ham, salami, cappacola, prosciuttini and provolone. In addition, all BLIMPIE sandwiches are dressed at no additional charge with tomatoes, lettuce, onions, oil and vinegar and oregano. We establish recommended prices for food products that franchisees may or may not adopt. Accordingly, such prices differ depending upon geographic location. For example, in New York City a "BLIMPIE Best" may sell for $4.19, while in Atlanta, Georgia, the same sandwich may be purchased for $3.19.

     In addition to the authorized BLIMPIE sandwich line, BLIMPIE outlets also offer a variety of salads, baked products, and a variety of other products produced mostly from raw frozen dough products and baked in the approved BLIMPIE deck oven installed in each BLIMPIE outlet. Prices for all authorized products vary depending upon geographic location.

The PASTA CENTRAL Outlet Franchise

     A PASTA CENTRAL outlet offers Italian-style baked pasta dishes, gourmet pizzas, and salads for in-store dining, take-away, or for final preparation and consumption at home. The concept is currently being developed as a co-brand with our BLIMPIE Subs & Salads franchises as a way to increase the sales potential, particularly during the dinner day part for co-branded locations, with only a small increase in the initial investment.

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

The MAUI TACOS Outlet Franchise

     A MAUI TACOS outlet offers quality Mexican items like tacos and burritos in a quick-service restaurant atmosphere. The menu includes typical Mexican offerings using beef, chicken or seafood that has been marinated in Hawaiian spices. The outlets are known as MAUI TACOS outlets.

     The MAUI TACOS product line consists of traditional Mexican items such as tacos, quesadillas, and burritos filled with charbroiled steak, chicken, and seafood entrees marinated in pineapple and lime juices with Hawaiian spices. As an accompaniment, tortilla chips, guacamole, and a variety of salsas are available.

Our Subfranchises and Master Licenses

     Each Subfranchisor of one of our brands pays a subfranchise fee that is based upon the population of the subfranchise territory. At present, the fee, which can typically range from $10,000 to over $1,000,000, is based upon a calculation of $.10 per person located within the area that is the subject of the subfranchise for BLIMPIE and MAUI TACOS subfranchise territories. Domestic PASTA CENTRAL territories are managed by BLIMPIE subfranchisors, and SMOOTHIE ISLAND territories are managed by either the BLIMPIE or MAUI TACOS subfranchisor in the area. We do not charge a separate fee for the right to subfranchise our PASTA CENTRAL or SMOOTHIE ISLAND brands for existing BLIMPIE or MAUI TACOS subfranchisors located in the United States. In addition to paying our subfranchise fees, each Subfranchisor must join and make contributions to a Subfranchisor advertising cooperative association sponsored by us, which purchases franchise advertisements in national periodicals for the benefit of all Subfranchisors. A Subfranchisor's annual contribution to the advertising cooperative typically ranges between $1,200 and $6,000. We make voluntary contributions to the cooperative association that match the contributions made by the Subfranchisors.

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

     Our standard form of subfranchise agreement grants to the Subfranchisor the exclusive license to purchase the territory for a one year period, followed by four to six renewal terms, all but the last of which are annual in duration. The license is subject to our continuing right to market and sell the trademarks, trade names, service marks, logos, marketing concepts and marketing programs within specified territories. If all terms and conditions of the subfranchise agreement have been met during the initial one-year term and each of the subsequent one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. Each subfranchise agreement obligates the Subfranchisor to satisfy all of the operational obligations owed by us to each franchisee within the Subfranchisor's territory at the sole expense of the Subfranchisor; to use his best efforts to promote the sale of franchises within his territory; and to meet certain sales quotas. In the event of the Subfranchisor's default, each such agreement is terminable by us upon giving thirty days' notice under certain provisions of the agreement. The Subfranchisor may terminate the agreement upon certain defaults by us, if such defaults remain uncured for more than 30 days to more than 75 days, depending on the nature of the default.

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

     As of June 30, 2000 there were 85 existing domestic BLIMPIE subfranchisors, at least one of which is located in each of the 46 states in which the 1,933 domestic BLIMPIE outlets are located; five Canadian BLIMPIE subfranchisors, one of which is located in each of the Provinces of Alberta, British Columbia, Manitoba and Ontario in which 15 BLIMPIE outlets are located; one BLIMPIE subfranchisor in Puerto Rico in which seven BLIMPIE outlets are located; and 14 Master Licensors for the countries of Argentina, Bahrain, Cyprus, Dominican Republic, Great Britain, Greece, Guam, Kuwait, Lebanon, Mexico (primarily states in the northeastern part of the country), Northern Ireland, Oman, Panama, Poland, Portugal, Qatar, The Republic of Ireland, Romania, Saipan, Saudi Arabia, South Africa, United Arab Emirates, Uruguay and Venezuela in which collectively there are 35 outlets located. Included in these BLIMPIE outlets were five BLIMPIE / PASTA CENTRAL co-branded outlets, one in Alabama and four in Puerto Rico.

     Also as of June 30, 2000, there were fourteen domestic MAUI TACOS subfranchisors. There were three MAUI TACOS outlets in operation in Georgia, two in New York, two in Hawaii, and one in Minnesota. We own all or part of three of these locations.

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

     We provide training for new franchisees in the U.S., Canada and Puerto Rico consisting of (i) 40 hours of pre-training classes at an existing outlet approved by us, (ii) 80 hours of classroom training at our Georgia training center, and (iii) an additional 80 hours of operational post-training at an existing outlet approved by us. We provide training for new Subfranchisors and Master Licensors consisting of two weeks of classroom training at our Georgia training center, plus 80 hours of operational training at an existing outlet approved by us. The training program addresses all phases of outlet operations from service training to financial management, including the various controls of the marketing system specified in the Operations Manual. The training program covers inventories, ordering procedures, hiring and firing, equipment maintenance, product controls, bookkeeping and accounting. The training provided to Subfranchisors and Master Licensors also encompasses franchisor-related activities including, but not limited to, franchise sales, communication, analysis of franchisee construction needs and the fulfillment thereof.

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

Outlet Properties

     Each traditional franchisee in the U.S., Canada and Puerto Rico generally is required to lease the outlet premises from one of our designated leasing subsidiaries. Each franchisee outside of the U.S., Canada and Puerto Rico generally is required to lease the outlet premises from a corporation in which the Master Licensor owns 50% and we or our designee owns 50%, or such franchisee is required to provide a collateral assignment of the lease to the jointly owned corporation. In all such cases, it is the franchisee's sole obligation to find the premises to be leased and to obtain our approval of the site of his franchised outlet. Once the location is approved, we (or our leasing subsidiary) will negotiate and enter into a lease of the premises, subject to the franchisee's approval. Subsequently, we (or our leasing subsidiary) will enter into a sublease with the franchisee for the entire term and renewal term, if any, of the lease of the premises less one day (generally 10 to 20 years). The percentage royalty and advertising payments due under the franchise agreement constitute additional rent under the sublease. Payment of the percentage royalties and advertising fees under the franchise agreement satisfies the additional rental payment obligation under the sublease. All rents specified in the lease are paid directly by the franchisee to the landlord specified in the lease pursuant to the cancelable authorization by the subsidiary leasing corporation set forth in the sublease. Accordingly, except in a rare case in which we or one of our subsidiaries may be the owner and landlord of a franchisee's outlet, no funds that constitute rental payments are ever collected for use by us. We have no payment or performance obligations with respect to any of the existing outlet location leases, except for less than one percent of those leases.

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

     All of the 1,990 existing BLIMPIE and BLIMPIE / PASTA CENTRAL outlets and the one MAUI TACOS outlet (as of June 30, 2000) are operating in premises located in free-standing buildings, shopping malls, shopping centers, in-line urban store clusters, convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations. The size of an outlet varies from 400 square feet to approximately 3,500 square feet. Since the cost of renovating pre-existing premises into an approved outlet is dependent upon the condition and prior use of the premises, an exact estimation is impossible. Historically, the cost of outlet construction/renovation, which must be completed in accordance with design and layout specifications provided by us, and at the franchisee's sole expense, has ranged from as low as $10,000 to as high as $80,000. The franchisee must also equip the outlet at the franchisee's sole cost and expense. Such equipment costs total, in the aggregate, approximately $25,000 to $100,000.

Outlet Locations

     As of June 30, 2000, we operated one MAUI TACOS outlet in Atlanta, Georgia, one in New York City, had partial ownership of another outlet in New York City, and had two franchised MAUI TACOS locations in Georgia, two in Hawaii, and one in Minnesota. The following table sets forth the number of BLIMPIE franchised outlets in operation as of June 30, 2000, and includes five co-branded BLIMPIE / PASTA CENTRAL locations, four of which were located in Puerto Rico and one in
Alabama:

                                         Number of                                                          Number of
Location                                  Outlets                          Location                          Outlets
United States outlets:                                       United States outlets (cont'd):
Alabama                                        22            Oregon                                            16
Alaska                                          7            Pennsylvania                                      46
Arizona                                        80            Rhode Island                                       6
Arkansas                                       27            South Carolina                                    55
California                                     70            South Dakota                                       2
Colorado                                       41            Tennessee                                         63
Connecticut                                    37            Texas                                            120
Florida                                       184            Utah                                              37
Georgia                                       208            Vermont                                            1
Hawaii                                          9            Washington                                        36
Idaho                                          19            West Virginia                                     15
Illinois                                       32            Wisconsin                                         32
Indiana                                        55            Wyoming                                           10
Iowa                                           61                                                           -----
Kansas                                         13            United States total                            1,933
Kentucky                                       28                                                           -----
Louisiana                                      43            International outlets:
Maine                                           2            Argentina                                          5
Massachusetts                                   4            Canada                                            15
Michigan                                       95            Cyprus                                             4
Minnesota                                      31            Dominican Republic                                 1
Mississippi                                    10            Great Britain                                      4
Missouri                                       62            Panama                                             2
Montana                                         8            Poland                                             6
Nebraska                                       28            Portugal                                           1
Nevada                                         22            Puerto Rico                                        7
New Hampshire                                   2            Romania                                            1
New Jersey                                     50            Saudi Arabia                                       5
New Mexico                                     11            South Africa                                       2
New York                                       72            Venezuela                                          4
North Carolina                                 62                                                           -----
North Dakota                                    7            International total                               57
Ohio                                           77                                                           -----
Oklahoma                                       15            Total                                          1,990
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

Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation

     We regard our trademarks and the methodologies and know-how which comprise each of the marketing concepts and programs employed by our various brands (each, a "Marketing System") as having significant value and as being important to our marketing efforts. Each of our franchise and subfranchise agreements authorizes our franchisees and subfranchisors, respectively, to use the trademarks and Marketing System pertaining to the brand that is the subject of such agreements, along with all other future trademarks pertaining thereto.

     Our trademarks and Marketing Systems may only be used by traditional and nontraditional outlets that sell our products, and by our licensed distribution points. There are specific product limitations regulating each outlet so that franchisees may sell only those products authorized by their particular franchise agreement and Operations Manual, or that we otherwise approve. Any variation from the authorized product line is actionable by us.

     We currently own an undivided 60% interest in the domestic and international BLIMPIE trademarks. The remaining 40% interest in those trademark rights is owned by MBI. Through various agreements that we have entered into with MBI, the trademark rights are shared by both MBI and us. Both companies have the exclusive rights to the trademarks in certain domestic territories, and for the remaining territories, we have licensed the rights to the trademarks from MBI in exchange for a licensing fee generally equal to 30% of the revenues, after deducting direct expenses, incurred by us in the territories.

     The territories for which we have licensed the right to distribute the BLIMPIE trademarks and license the BLIMPIE Marketing System from MBI include:
Alaska, Arkansas, Northern California, Colorado, Hawaii, Iowa, Kansas, Missouri, Nebraska, Nevada, North Dakota, Oklahoma, South Dakota, and all territories outside of the United States.

     The territories in which MBI has retained the right to distribute the BLIMPIE trademarks and license the BLIMPIE Marketing System (the "MBI Territories") include Delaware, Maryland, New Jersey (except for portions of the northeastern section of the State), the counties of New York, Queens, Kings, Richmond, Rockland, Bronx and Westchester in New York, Pennsylvania (from the eastern border westward to and including Harrisburg), Virginia and Washington, D.C.

     We possess the exclusive right to license the BLIMPIE trademarks and BLIMPIE Marketing System in the area of Northern California between the southern border of Monterrey and the northern border of the state. Blimpie of California, Inc. ("BOC"), a corporation which is not affiliated with us, possesses the exclusive right to license the BLIMPIE trademarks and BLIMPIE Marketing System throughout the balance of the state of California. A number of franchised BLIMPIE outlets located in Southern California have been established pursuant to trademark licenses granted by BOC. We receive 2.5% of the gross sales by such franchisees, and share half of such receipts with MBI.

     The agreement we entered into with MBI in 1991 with respect to the licensing of the BLIMPIE trademarks and the BLIMPIE marketing system outside of the United States (the "1991 Agreement") provides for automatic annual renewals until July 2090, provided that we make all payments due to MBI, subject to a minimum annual payment of $100,000. If we ever failed to satisfy our payment obligations under that agreement, we would lose the right to license the BLIMPIE trademarks and BLIMPIE Marketing System outside of the U.S. and throughout the MBI Territories. From July 1991 through June 30, 2000, we paid approximately $4,065,000 to MBI pursuant to the 1991 Agreement. We have no reason to believe that MBI would ever seek to cancel or terminate the 1991 Agreement. Furthermore, we believe that we will continue to comply with the terms of the agreement, and that it will remain in effect throughout its entire permissible term. However, no assurance can be given that the agreement will remain in full force and effect until July 2090.

     We acquired our 60% interest in the trademark rights noted above through various transactions with Anthony P. Conza, our Chairman and Chief Executive Officer ("Conza") and David L. Siegel, our Chief Operating Officer ("Siegel"). We received a 99-year license in the domestic rights in the BLIMPIE trademarks from Conza and Siegel in 1976. In 1997, we purchased our share of the international rights to the BLIMPIE trademarks from Conza and Siegel under an agreement which was negotiated on our behalf by a Committee of the Board of Directors that consisted solely of outside directors. We agreed to pay $4.5 million ($3 million to Conza and $1.5 million to Siegel), plus certain contingent fees which were to take effect after cumulative international revenues exceeded $5 million, in consideration for their sale of such rights to us. That agreement further provided that Conza and Siegel could receive annual payments totaling $150,000 per year for 50 years, or could elect, at any time prior to January 1, 2001, to receive a lump sum distribution of $3 million on January 1, 2001, with $2 million payable to Conza and $1 million payable to Siegel.

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

     To our knowledge, there are no infringing uses of any of our trademarks in any territory where any of our franchisees has established or attempted to establish operations that would in any way materially affect the use of such trademarks by us or by any of our franchisees.

Research and Development

     We conduct ongoing development of new menu items and test markets such items, as well as new company-developed food marketing aids, in selected outlets. Although such research and development activities are important to our business, the amounts that we have previously expended for these activities have not been material.

Business Expansion

     Equipment Leasing. We provide financing to new and existing franchisees
     -----------------
primarily through entering into participation arrangements with unaffiliated third party finance/leasing entities. As of June 30, 2000, we were participants in the financing of 56 of such equipment leases totaling $370,000. We have decreased our involvement in these programs, and expect to continue to decrease the amount of leasing receivables outstanding during fiscal 2001.

     Domestic Expansion. We plan to grow through continued development of
     ------------------
traditional and nontraditional BLIMPIE outlets, co-branded BLIMPIE / PASTA CENTRAL outlets, MAUI TACOS outlets and SMOOTHIE ISLAND outlets co-branded with the other outlets throughout the U.S. We also plan to continue to develop new types of BLIMPIE distribution points throughout the U.S., including expanding the vending machine program, the school lunch program, and other initiatives.

     International Expansion. We continue to grow internationally through the
     -----------------------
sale of master license agreements. The agreements are analogous to subfranchise agreements, except that the master licensor or one of our wholly-owned subsidiaries enters into franchise agreements directly with the franchisees in each international market. The master licensor, in effect, is our representative in that specific country and is obligated to provide all of the support services and selling activities required to develop the franchised market. Initially, however, we will provide administrative support to assist the master licensors. As of June 30, 2000, we had entered into BLIMPIE master license agreements for the following countries: Argentina, Bahrain, Canada (provinces of Alberta, British Columbia, Manitoba and Ontario), Cyprus, Dominican Republic, Great Britain, Greece, Guam, Kuwait, Mexico (primarily states in the northeastern part of the country), Northern Ireland, Oman, Panama, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Romania, Saipan, Saudi Arabia, South Africa, United Arab Emirates, Uruguay and Venezuela. The master licensors for Puerto Rico and Mexico have purchased the master license for PASTA CENTRAL as well.

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

     Development of BLIMPIE Branded Products. Our long term strategic plan
     ---------------------------------------
includes developing products for sale at distribution points such as BLIMPIE restaurants, supermarkets and convenience stores. We began selling BLIMPIE branded peppers, potato chips and potato sticks during the year ended June 30, 1998 in a limited number of BLIMPIE outlets. We have expanded this initiative by increasing the number of BLIMPIE branded products and the number of locations in which they are sold. No assurances can be given, however, that the sale of BLIMPIE branded products will continue to generate increased revenue for us.

     Acquisition of Existing Franchise Concept. On October 29, 1997 we entered
     -----------------------------------------
into an agreement with Maui Tacos International, Inc. (MTII) which resulted in our acquisition of a majority interest in MTII. See "Business - Business Expansion - Development of New Franchise Concepts" below. We believe that our mature infrastructure is capable of supporting additional franchise systems, and that additional acquisitions of this nature will open up additional market segments for our development. However, no assurances can be given that additional acquisitions will be consummated, and if consummated, that they will generate increased revenues or net income for us.

     Development of New Franchise Concepts. We are actively engaged in the
     -------------------------------------
development of new franchised food concepts involving product offerings that will not be directly competitive with the products offered by the chain of BLIMPIE outlets.

     MAUI TACOS(TM) - In October 1997 we acquired a majority interest in MTII, a concept featuring a health-oriented, affordable restaurant-quality menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Our intention in acquiring the trademarks and development rights for MAUI TACOS is to convert the pre-existing MAUI TACOS full service restaurant concept with six locations operating in Hawaii into a quick-service restaurant concept. We intend to accomplish that goal by awarding development rights to subfranchisors and master licensors across the United States and internationally. As of June 30, 2000, we had awarded fourteen subfranchise territories in the United States, and had eight locations operating, including two Company-owned locations and one location in which we had partial ownership.

     PASTA CENTRAL(TM) - This Company-created concept features baked pasta and pizza offerings in the HMR (Home Meal Replacement) category that address current eating trends for eat-in or take home meals. Our strategy for this concept is to co-brand PASTA CENTRAL with BLIMPIE outlets to create natural synergies and cost efficiencies. In the typical BLIMPIE location, the majority of sales take place at lunchtime. We anticipate that PASTA CENTRAL will generate significant evening traffic, since it includes meals for in-store dining, take-away, or for final preparation and consumption at home. We expect that the two concepts can co-exist in the same location and generate greater returns to the franchisee and us based on higher revenues and lower costs as a percentage of these revenues. The concept may eventually be developed as a stand-alone location. As of June 30, 2000, we had five franchised locations operating within BLIMPIE outlets in the United States and Puerto Rico.

     SMOOTHIE ISLAND(TM) - This MTII-created concept features offerings of blended beverages of frozen yogurt, fruit and nutritional supplements. SMOOTHIE ISLAND will be co-branded with BLIMPIE and MAUI TACOS locations, and may also stand alone in other venues such as airports, sporting arenas, and fitness centers. As of June 30, 2000, there were 50 locations open and operating in 21 states and in Puerto Rico.

     SMOOTHIE ISLAND JUICE BAR(TM) - We developed a stand-alone SMOOTHIE ISLAND JUICE BAR concept during fiscal 2000, and opened three outlets in Houston, Texas by June 30, 2000. We opened an additional outlet in July 2000 and expect to open two additional outlets in September 2000. These outlets feature juice drinks, nutritional supplements, and health-related products for retail sale.

     No assurances can be given that we will be able to successfully develop any or all of these new franchise food concepts. We have incurred substantial initial costs associated with the development of these new concepts and we will, in all likelihood, continue to incur substantial costs that will exceed the initial revenues derived. Furthermore, no assurances can be given that we will be able to develop sufficient market acceptance and market penetration with respect to any of the new franchise concepts, or that we will be able to derive any revenues or net income from such undertakings.

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

     Our most significant competitor is the Subway chain of sandwich outlets, whose outlets offer food products substantially similar to those offered by BLIMPIE outlets, at comparable prices. We and our franchisees also compete with regional and local franchised and independently owned outlet operations, many of which are larger in terms of financial resources and sales volume, than our chain of franchised outlets and our franchisees, respectively.

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

EMPLOYEES

     As of June 30, 2000, we employed 120 full-time employees (including eleven officers) in our corporate offices. Twenty-one employees (including six officers) attend to our franchisee operations support, executive management and legal staffing needs at our New York City office; 13 employees (including one officer) provide construction and design and franchisee operations support services at our Houston, Texas office; and 86 employees (including four officers) are engaged in accounting, franchisee operations support and training, marketing and franchise development activities at our Atlanta, Georgia office. In addition, five of the employees included above (including one officer) of MTII are engaged in franchisee operations support, executive management and franchise development activities in an office adjacent to our Atlanta, Georgia office. None of our employees are covered by collective bargaining agreements. All of our full-time employees, including executive officers, are covered by a health plan and our 401(k) profit sharing plan.

     As of June 30, 2000, we employed 47 full- and part-time employees in our Company-owned store operations that are located in Houston, Texas; Atlanta, Georgia; and New York, New York.

     We consider our employee relations to be good. We believe that we provide working conditions and pay salaries and bonuses that compare favorably with those of our competitors.

     We have adopted a stock incentive plan for our employees and officers. See "Executive Compensation - Omnibus Stock Incentive Plan."


ITEM 2.  PROPERTIES

     Our principal office is located at 740 Broadway, New York, New York, where we lease, through a wholly-owned subsidiary, 740 Broadway Top Floor Corp., approximately 6,000 square feet of office space from an unaffiliated landlord. We have guaranteed the obligations of our subsidiary under that lease. Our subsidiary pays a monthly rent of $9,200, which is subject to escalations, plus certain utilities and other fees. The term of the lease expires in February 2003. We also lease 18,710 square feet of office space in Atlanta, Georgia from an unaffiliated landlord, through our wholly owned subsidiary Blimpie Capital Corporation. The monthly payments under this lease currently approximate $22,187 and escalate to $23,777 per month during the last year of the lease term in 2003.

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

     We also own a building and are the lessee of a ground lease relating to property in Marietta, Georgia. We purchased the building in 1984 for $80,855 and currently sublease it to a BLIMPIE franchisee for use as a BLIMPIE outlet. There is no mortgage on that building.

     Each franchisee is required to lease the outlet premises from one of our wholly owned leasing subsidiaries. Each leasing subsidiary leases such premises from a landlord unaffiliated with us. See "Business - Outlet Properties."


ITEM 3.  LEGAL PROCEEDINGS

     An arbitration proceeding was commenced in August 1999 in the Southfield, Michigan office of the American Arbitration Association ("AAA") entitled Trafalgar Holdings, LLC, et al v. Blimpie International, Inc. (case no. 54 114 00384 99). The claimants seek a total award of $689,000 based upon allegations of common law fraud and violations of the Michigan Franchise Investment Law arising from alleged misrepresentations and omissions attributed to our subfranchisor for the Northern Michigan area in connection with the sale of Blimpie franchises to the claimants, claims for breach of fiduciary duty by us and an accounting in connection with our administration of the advertising cooperative to which the claimants belonged and a claim for breach of contract by us relating to the claimants' alleged plan to open additional franchises at six month intervals. We have denied all liability, and are vigorously defending all of these claims.

     An arbitration proceeding was commenced in February 1998 in the San Francisco, California office of the AAA entitled Peacox Ventures LLC v Blimpie International, Inc. (case no. 74-114-0209-98). The claim alleges violations of the California Franchise Investment Law, the California Unfair Practices Act, fraud and negligent misrepresentation based on alleged misrepresentations and omissions in the sale of franchises by our subfranchisor, who is alleged to be our agent, as well as a claim for breach of contract based on our alleged failure to provide operational support and assistance to the claimant. A decision in favor of the claimant in the amount of approximately $215,000 was rendered in October, 1999. We deposited the entire amount of the award in court, commenced proceedings to recover approximately $50,000 owed to us by the claimants and accrued a charge for the payment we made pursuant to the arbitrator's decision in our audited financial statements for the year ended June 30, 2000.

     An arbitration proceeding was commenced in March 2000 in the New York, New York office of the AAA entitled Upchurch v Blimpie International, Inc. (case no. 13 114 00425 00). The claimant, one of our franchisees who formerly operated a Blimpie outlet in California, is seeking damages in an unspecified amount in excess of $250,000 based upon allegations that a representative of one of our Subfranchisors in California, who is alleged to be our agent, made representations regarding sales volumes of our restaurants which amounted to earnings claims in violation of the California Franchise Investment Law, as well as statutory and common law fraud and an unfair trade practice. Claimant also alleged that we breached the franchise agreement as well as an implied covenant of good faith and fair dealing. We have denied all liability, and are vigorously defending all of these claims.

     An arbitration proceeding was commenced in June 2000 in the New York, New York office of the AAA entitled Pile v Blimpie International, Inc. and Maui Tacos International, Inc. (case no. 13 114 00585 00). The Claimant, who formerly operated a combined Blimpie/Pasta Central/Smoothie Island restaurant in Missouri pursuant to three separate franchise agreements, alleges that various representatives of our company misrepresented the nature of the Pasta Central concept and the expected revenue of Claimant's business. Claimant also alleges that such misrepresentations constituted common law fraud and violations of the New York franchise statute. Claimant further alleges that we violated Missouri's franchise law by utilizing franchise agreements that contained provisions not sanctioned under such law. Additionally, the Claimant alleges that his franchise agreements were breached by reason of our failure to provide inadequate training and operational assistance, and by our failure to designate a competent food supplier. Based upon such allegations, the Claimant is seeking rescission of the agreements, damages in an undetermined amount in excess of $100,000, as well as punitive damages, costs and counsel fees. We intend to interpose a number of defenses to such claims, and to vigorously defend against all of the claims.

     An arbitration proceeding was commenced in February 2000 in the New York, New York office of the AAA entitled Sheskier, et al v Blimpie International, Inc. (case no. 13 114 00309 00). Claimants are franchisees who formerly owned a Blimpie outlet in Montgomery, NY. They claim that we violated New York's franchise law by failing to disclose the litigation history of one of our franchise development managers in our franchise disclosure document. They also allege, that the franchise development manager, who is alleged to have been our agent, made various misrepresentations in connection with the purchase of their franchises, and that we failed to provide operational assistance that we were contractually obligated furnish to them. Based upon those claims, the Claimants are seeking damages in an unspecified amount, as well as costs and counsel's fees. We intend to interpose a number of defenses to such claims, and to vigorously defend against all of the claims.

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


Name                  Age     Position
----                  ---     --------

Anthony P. Conza      60      President and Chief Executive Officer

David L. Siegel       56      Chief Operating Officer and General Counsel

Patrick J. Pompeo     61      Executive Vice President, Research and Development

Charles G. Leaness    50      Executive Vice President - Senior Corporate
                                Counsel and Secretary, Chief Executive Officer, Maui Tacos International, Inc.

Joseph A. Conza        46     Senior Vice President, President - B I Concept
                              Systems, Inc.

Robert S. Sitkoff      47     Senior Vice President, President - Corporate
                              Services

Joseph W. Morgan       38     Senior Vice President, President - BLIMPIE Subs &
                              Salads

Brian D. Lane          38     Vice President, Chief Financial Officer

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

     Mr. Siegel, one of our co-founders, served as our Executive Vice President and General Counsel and as a member of our Board of Directors since our formation in 1977. In September 1995, he was appointed as our Vice Chairman of the Board, Chief Operating Officer and General Counsel. He also served as our Treasurer from 1977 until January 1991. He is also a practicing attorney in the City of New York. Mr. Siegel received a Bachelor of Arts degree in 1965 from Marietta College, a Juris Doctor Degree in 1968 from New York University School of Law and a Master of Laws Degree in 1970 from New York University School of Law. During the past five years, Mr. Siegel has also served as an officer of each of our leasing subsidiaries.

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

     Mr. Leaness has been a member of our Board of Directors since we commenced business operations, and served as our Senior Vice President-Corporate Counsel for more than the past five years. He was appointed Chief Executive Officer of Maui Tacos International, Inc. in February 1999. In September 1995, he was appointed as one of our Executive Vice Presidents. Mr. Leaness is also a principal shareholder, officer and director of Llewellyn Distributors, Inc., our BLIMPIE Subfranchisor for a part of New Jersey, of Manhattan Maui, Inc., our subfranchisor for MAUI TACOS for the County of New York in New York State, and of New Jersey Maui, Inc., our subfranchisor for parts of New Jersey, including Bergen, Essex, Hudson, Morris, and Middlesex counties. Mr. Leaness received a Bachelor of Arts degree from Tulane University in 1972 and a Juris Doctor degree from New York Law School in 1982. Mr. Leaness is a practicing attorney in New York State. He currently serves as Director of the New York State Restaurant Association and is President of the New York City Chapter. Mr. Leaness also serves on the Board of Directors of the International Franchise Association
(IFA).

     Mr. Joseph A. Conza held the position of Vice President - Construction and Design from February 1991 through August 1995. In September 1995, he was appointed Senior Vice President - Equipment and Design Services. In November 1997, he was appointed President of BI Concept Systems, Inc., our wholly-owned equipment and design subsidiary. From 1986 through his appointment as one of our Vice Presidents, Mr. Conza was employed as President of Lone Star Blimpie, Inc. He has also served as President of International Southwest Blimpie, Inc. since 1990. Mr. Conza is also a principal shareholder, officer and was director of International Southwest Blimpie, Inc., our Subfranchisor for the Harris County

(Houston), Texas market through the sale of this market to an unrelated party in November 1998. Mr. Conza also is a principal shareholder of Georgia Enterprises, Inc., our Subfranchisor for the State of Georgia. Mr. Conza is the brother of Anthony P. Conza.

     Mr. Sitkoff served as our Vice President, Treasurer and Chief Financial Officer from January 1991 through August 1995. In September 1995, he was appointed Senior Vice President, Treasurer and Chief Financial Officer. In September 1997, he was appointed President of Maui Tacos International, Inc. In April 1999, he was appointed Senior Vice President, Corporate Services. Between 1980 and 1985, he was self-employed as a distributor for Pepperidge Farms' Biscuit Division. Between 1986 and 1988, he was a principal shareholder and President of Blimpie of Central Florida, Inc., our Subfranchisor for the Orlando, Florida market. From 1989 through 1990 he was employed as our Controller. Mr. Sitkoff received a B.S. degree in Industrial Management from Georgia Institute of Technology in 1974.

     Mr. Morgan joined us in 1992 in the capacity as a corporate counsel. From 1994 through August 1995, he served as our director of strategic planning. In September 1995, he was appointed as Vice President of Strategic Planning and in December 1996 he was appointed to Senior Vice President of Strategic Planning. In September 1997 he was appointed President of our BLIMPIE Subs & Salads division. During the three-year period prior to joining us, Mr. Morgan attended the University of Miami School of Law, and received a J.D. degree from said institution in June 1992.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended June 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock traded on the Nasdaq National Stock Market through March 16, 1998. On March 17, 1998, the Common Stock was listed on the American Stock Exchange under the symbol BLM. The quarter by quarter ranges of the high, low and closing prices of our Common Stock on these markets during the fiscal years ended June 30, 1999 and 2000 were as follows:

           Quarter-End            High                Low                Close
           -----------           -----               -----               -----

              9/98               3.938               1.750               2.250
             12/98               2.625               2.000               2.188
              3/99               2.750               2.000               2.438
              6/99               3.063               1.938               2.750
              9/99               3.319               2.000               2.000
             12/99               2.063               1.250               1.875
              3/00               1.907               1.292               1.846
              6/00               2.215               1.563               1.813

     As of September 15, 2000, there were 537 holders of record of our Common Stock.

     We paid our first cash dividends on our Common Stock in the amount of $.025 per share during the fiscal year ended June 30, 1993 ($.017 per share as adjusted for a 3:2 stock split effected during the fiscal year ended June 30, 1994 (the "1994 Stock Split"). During the fiscal year ended June 30, 1996, we paid cash dividends aggregating $.06. During the fiscal years ended June 30, 1997, 1998, 1999 and 2000, we paid cash dividends aggregating $.07 per share in each fiscal year. It is our present intention to pay dividends in or about October and April of each year, subject to such factors as earnings levels, anticipated capital requirements, our operating and financial condition and other factors deemed relevant by the Board of Directors.

     During the fiscal years ended June 30, 1998, 1999 and 2000, we did not sell any securities which were not registered under the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Fiscal Year Ended June 30,
                                                 -----------------------------------------------------------------------------
                                                  2000             1999              1998             1997             1996
                                                 -------          -------           -------          -------          -------
                                                        (Dollars in 000's, Except Per Share and Outlets Open Data)
Revenues (a)                                      $31,017          $33,550           $37,107          $37,337          $34,235
Continuing Fees                                    19,129           18,956            17,343           15,391           12,465
Income before cumulative effect of
  change in accounting principle                    1,095            1,156             2,444            3,278            4,040
Cumulative effect adjustment                            -           (3,373)                -                -                -
Net income (loss)                                   1,095           (2,217)            2,444            3,278            4,040
Basic earnings per share before
  cumulative effect adjustment                    $  0.12          $  0.12           $  0.26          $  0.34          $  0.43
Diluted earnings per share before
  cumulative effect adjustment                    $  0.12          $  0.12           $  0.26          $  0.34          $  0.41
Basic earnings (loss) per share                   $  0.12          $ (0.23)          $  0.26          $  0.34          $  0.43
Diluted earnings (loss) per share                 $  0.12          $ (0.23)          $  0.26          $  0.34          $  0.41
Pro forma amounts assuming the new
  revenue recognition method is
  applied retroactively (b):
    Net income                                    $ 1,095          $ 1,156           $ 2,428          $ 2,816          $ 2,940
    Basic earnings per share                      $  0.12          $  0.12           $  0.25          $  0.30          $  0.31
    Diluted earnings per share                    $  0.12          $  0.12           $  0.25          $  0.29          $  0.30
Total assets                                      $27,060          $28,258           $28,323          $27,704          $21,823
Long term debt                                          -                -                 -                -                5
Trademark obligations                                   -              204             3,408            3,509                -
Total shareholders' equity                         18,486           18,107            20,625           18,865           15,675
Cash dividends declared per
 common share                                     $  0.07          $  0.07           $  0.07          $  0.07          $  0.06
Outlets open at end of year (c)                     1,990            2,097             1,972            1,684            1,407

___________________

(a) Results for fiscal 1998, 1997, and 1996 have been adjusted to reflect a reclassification of certain management fees from Management fees and other income to Selling, general and administrative expenses.
(b) Pro forma amounts assuming the new revenue recognition method is applied retroactively are unaudited for fiscal 1998, 1997 and 1996.
(c)  Outlets includes only BLIMPIE Subs & Salads outlets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     The following discussion contains certain forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements use such words as "may," "will," "expect," "believe," "plan," "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in: global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

Overview

     During the past several years, we diversified our operations from being a franchisor of BLIMPIE Subs & Salads outlets into franchising several concepts and operating Company-owned outlets. We acquired or developed four new brands, including MAUI TACOS, PASTA CENTRAL, SMOOTHIE ISLAND and SMOOTHIE ISLAND JUICE BAR, all of which are quick-service restaurant concepts. We also opened a Company-owned MAUI TACOS location in Atlanta, Georgia and one in New York City, invested in another MAUI TACOS location in New York City, and opened three Company-owned SMOOTHIE ISLAND JUICE BAR locations in Houston, Texas.

     We started the above initiatives in an effort to expand our opportunities for growth. The five restaurant concepts that we are franchising do not compete directly with one another. Further, several are intended to co-brand with each other, offering the ability to generate greater sales from each franchised outlet in operation. In fiscal 2000, the incremental revenues generated by these new concepts exceeded $1 million, and we expect these revenues to more than double in fiscal 2001.

     During fiscal 1998 and 1999, we invested heavily in these new concepts. With the opening of several Company-owned locations in fiscal 2000, we increased our investments in these new concepts through higher S,G&A expenses and also incurred losses in the outlets during their start-up phase. Losses from Company restaurant operations were $553,000 in fiscal 2000, compared to only $4,000 in fiscal 1999. We expect that we will continue to incur losses in our restaurant operations in fiscal 2001, but believe that these losses will be significantly lower in fiscal 2001 as the restaurants and the related concepts begin to mature, and pre-opening costs decrease due to fewer new Company-owned store openings.

     As we predicted last year, fiscal 2000 saw many changes to our operations. We diversified our business, and now have a family of brands and a number of Company-owned restaurants. This diversification has been expensive, and likely will continue to negatively impact earnings in fiscal 2001. But, we believe the losses from these new concepts will decrease in fiscal 2001, which will lead to improved profitability for Blimpie International, Inc. No assurance can be given that the losses from the new concepts will decrease in fiscal 2001, or that the Company will improve its net income or its earnings per share.

Results Of Operations

Fiscal Year Ended June 30, 2000 Compared With Fiscal Year Ended June 30, 1999.

     Our income before income taxes and cumulative effect of change in accounting principle increased 10.1% to $2,154,000 in fiscal 2000 from $1,956,000 in fiscal 1999. Our basic and diluted earnings per share before cumulative effect of change in accounting principle was $0.12 per share in both years. The improvement in income before income taxes and cumulative effect of change in accounting principle was due primarily to lower S,G&A expenses, partially offset by losses from Company restaurant operations. Due to a higher effective tax rate, income before cumulative effect of change in accounting principle decreased 5.3% to $1,095,000 in fiscal 2000 from $1,156,000 in fiscal 1999. These changes and others are discussed further below.

     Our continuing fees derived from franchises increased 0.9% to $19,129,000 in fiscal 2000 from $18,956,000 in fiscal 1999. This increase resulted from an increase in the sales in stores open during both fiscal 2000 and fiscal 1999, but partially offset by a decrease in the number of locations open. BLIMPIE Subs & Salads' traditional location same store sales increased 2.7% in fiscal 2000. For the year, BLIMPIE Subs & Salads opened 206 locations and closed 313 locations, a net decrease of 107 locations. There were 1,990 BLIMPIE Subs & Salads locations open at June 30, 2000 as compared to 2,097 locations open at June 30, 1999.

     During fiscal 2000, we experienced a shift in demand for our traditional and nontraditional locations. From fiscal 1995 to 1999, nontraditional development outpaced the growth in traditional locations. Nontraditional locations include convenience stores, hospitals, universities, and other locations within another structure. In fiscal 2000, which included the opening of 122 new traditional locations and 84 nontraditional locations, this trend reversed. Historically, traditional locations have had significantly higher sales volumes than nontraditional locations.

     In fiscal 2000, we and several of the convenience store chains who operate nontraditional locations reviewed the growth and performance of their BLIMPIE Subs & Salads operations. After these reviews, locations with poor performance were closed. In addition, a greater number of traditional locations closed during the past year than in prior years due to a variety of factors. Certain international stores and domestic stores in areas in which we do not have a strong presence were closed as a result of poor sales. Many older locations were closed as either rents escalated too much, which made operations too costly, or demographics shifted, which lowered sales below acceptable levels. Accordingly, during fiscal 2000, 143 traditional locations and 170 nontraditional locations were closed. We believe that certain convenience store operators will continue to close weaker locations, while others will continue to expand their BLIMPIE Subs & Salads operations. Similar fluctuations will continue to occur with traditional locations as well. Our current focus is on helping our franchised locations improve their operating performance, which we believe will diminish the number of store closings. However, we can give no assurances that our efforts in this area will be successful, or that store closings will not increase from the levels experienced in fiscal 2000.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 9.5% to $4,026,000 in fiscal 2000 from $4,451,000 in fiscal 1999. The following table summarizes the components of these fees for fiscal 2000 and 1999:

                                                 Year Ended June 30,
   (amounts in 000's)                              2000       1999      Change
                                                 -----------------------------

   Amortization of deferred subfranchise
     and master license fees                     $1,565      $1,437       8.9%
   Franchise fees                                 1,993       2,446     -18.5%
   Resale fees                                      468         568     -17.6%
                                                 -----------------------------
       Total                                     $4,026      $4,451      -9.5%
                                                 =============================

     During fiscal 2000, we granted development rights for nine MAUI TACOS subfranchise territories, one international BLIMPIE territory, one international PASTA CENTRAL territory, and one domestic BLIMPIE territory. During fiscal 1999, we granted development rights for five MAUI TACOS subfranchise territories and two international BLIMPIE territories. In fiscal 2000, the amortization of these fees was 8.9% higher than in fiscal 1999 due primarily to increased amortization of MAUI TACOS subfranchise fees. Revenues from sales of franchises decreased 18.5% in fiscal 2000 due primarily to a 28.7% decrease in new outlets opened, from 289 new outlets in fiscal 1999 to 206 new outlets in fiscal 2000. The lower decrease in revenues as compared to outlets opened is due to a higher average franchise fee for locations opened, as well as revenues recognized for outlets sold more than two years ago, but not opened as of June 30, 2000. Resale fees decreased 17.6% in fiscal 2000 due primarily to fewer outlets and subfranchise territories being transferred to new owners.

     As of June 30, 2000, we had Master Licensors operating in 25 countries, and 57 BLIMPIE outlets operating in 13 of these countries. Our focus in 2001 will be to continue to sell new international territories while assisting our Master Licensors with the aggressive development of the existing areas. Although we have strengthened our infrastructure and created an international department to support international expansion, the international market has not developed as rapidly as expected with regard to master license fees and outlet openings. No assurances can be given that our investment in the international marketplace will increase either franchise grants, master license fees or outlet openings, or if such increases do occur, that they will result in material increases in revenue.

     Store equipment sales decreased 31.9% to $6,351,000 in fiscal 2000 from $9,328,000 in fiscal 1999. This decrease was consistent with the 28.7% decrease in new outlets opened in the two years. In addition, we stopped soliciting new business from sales to customers other than our franchisees, and stopped selling the point-of-sale systems to the franchisees. In most of fiscal 2000, the point-of-sale vendor sold systems directly to the franchisees.

     License fees and other income for the year ended June 30, 2000 increased 36.9% to $653,000 from $477,000 in fiscal 1999. This increase was due primarily to greater license fees from the Canteen Vending Service Program.

     Company restaurant sales increased 153.8% to $858,000 in fiscal 2000 from $338,000 in fiscal 1999. In fiscal 1999, we operated one MAUI TACOS location. In fiscal 2000, we opened a MAUI TACOS location with two other investors, opened a second Company-owned MAUI TACOS location, and opened three Company-owned SMOOTHIE ISLAND JUICE BAR locations. We intend to continue to open and operate a limited number of Company-owned outlets for MAUI TACOS and SMOOTHIE ISLAND JUICE BAR. We opened a fourth SMOOTHIE ISLAND JUICE BAR location in July 2000, and expect to open another two locations in September 2000. Additionally, we have secured a lease for a co-branded BLIMPIE / PASTA CENTRAL / SMOOTHIE ISLAND location, and expect to open the outlet soon.

     The Subfranchisors' shares of franchise and continuing fees decreased 2.4% to $11,499,000 in fiscal 2000 from $11,782,000 in fiscal 1999. The most significant portion of this expense is the subfranchisor's share of continuing fees, which generally is 50% of the fees we collect. Continuing fees increased 0.9%, but franchise fees and resale fees both decreased in fiscal 2000, resulting in the decrease in this expense.

     Store equipment cost of sales decreased 35.0% to $5,285,000 in fiscal 2000 from $8,137,000 in fiscal 1999. This decrease was due to the 31.9% decrease in store equipment sales, combined with an increase in the profit margin on the sales. The gross margin on store equipment sales increased to 16.8% in fiscal 2000 from 12.8% in fiscal 1999 due to lower sales in two segments with low gross profit margins, including sales to customers other than our franchisees and of point-of-sale systems.

     Selling, general and administrative expense declined 7.1% to $11,294,000 in fiscal 2000 from $12,156,000 in fiscal 1999. This decrease was due primarily to abnormally high expenses in fiscal 1999, when we incurred higher professional fees related to changing to a different subfranchisor and master license fee revenue recognition method, increased our allowance for doubtful accounts and wrote off certain deferred franchise fees and start-up costs. We continue to try to reduce selling, general and administrative expenses, but no assurances can be made that we will be successful in that regard in fiscal 2001.

     Company restaurant operations increased 312.6% to $1,411,000 in fiscal 2000 from $342,000 in fiscal 1999. As noted above, we opened several Company-owned MAUI TACOS and SMOOTHIE ISLAND JUICE BAR locations in fiscal 2000. Company restaurant sales increased 153.8% in fiscal 2000 as a result of these openings. We incurred losses of $553,000 from these restaurant operations, due primarily to high pre-opening costs and low sales as the new concepts develop a customer base. We believe the operating performance of the Company-owned outlets will improve in 2001, but cannot give any assurances that these operations will improve. We intend to open additional Company-owned outlets, and will incur additional pre-opening costs in fiscal 2001.

     Interest income in fiscal 2000 decreased by 23.9% to $626,000 from $823,000 in fiscal 1999. This decrease was the result of the selling of a portion of the U.S. Treasury notes we owned in February 1999 in order to satisfy the remaining $3,000,000 trademark obligation, as well as lower average notes receivable in fiscal 2000.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 49.2% in fiscal 2000, as compared to 40.9% in fiscal 1999, excluding the impact of the change in accounting principle. The increase in fiscal 2000 was due to an increase in non-deductible losses as a percentage of our overall taxable income. Certain losses of our subsidiary, Maui Tacos International, Inc., currently are not deductible for income tax purposes because we cannot consolidate this subsidiary in our income tax returns.

Fiscal Year Ended June 30, 1999 Compared With Fiscal Year Ended June 30, 1998.

     Prior to July 1, 1998, we recognized fees relating to subfranchisor and master licensor territory sales when collected or due. If fees were collectible over an extended period and no reasonable basis existed for estimating collectibility, we recognized those fees as we collected them or when the uncertainty regarding collectibility was resolved. Effective July 1, 1998, we changed our methodology of accounting for fees relating to subfranchisor and master licensor territory sales to recognize such fees as revenue on a straight-line basis over a 10-year period. We estimate that 10 years is approximately the period over which our performance obligation to the subfranchisor and master licensor extends. We consider the new revenue recognition methodology to result in a better matching of revenues and related expenses we incur in the earnings process related to such revenues. The effect of the change in fiscal 1999 was to increase income before the cumulative effect adjustment by approximately $274,000 ($0.03 per share). The adjustment of $3,373,000 (after reduction for income taxes of $1,815,000) to apply retroactively the new method is included in the net loss in fiscal 1999.

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

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 10.7% to $4,451,000 in fiscal 1999 from $4,983,000 in fiscal 1998. The following table summarizes the components of these fees for fiscal 1999 and 1998:

                                                                Year Ended June 30,
     (amounts in 000's)                                       1999              1998            Change
                                                          ----------------------------------------------
     Subfranchisor fees                                      $     -            $  791             n/a
     Master license fees                                           -               575             n/a
     Amortization of deferred subfranchise
       and master license fees                                 1,437                 -             n/a
     Franchise fees                                            2,446             3,169           -22.8%
     Resale fees                                                 568               448            26.8%
                                                          ----------------------------------------------
        Total                                                 $4,451            $4,983           -10.7%
                                                          ==============================================
     Deferred subfranchise and master license
       fees (assuming retroactive change in
       accounting policy)                                     $4,745            $5,188            -8.5%
                                                          ==============================================

     In fiscal 1999, we changed our accounting policy relating to subfranchise and master license fees. The fiscal 1998 amounts presented above are based on the previous policy, and the fiscal 1999 amounts are based on the new policy. If the new policy was in place in fiscal 1998, amortization of deferred subfranchise and master license fees would have been $1,371,000 in fiscal 1998 as compared to $1,437,000 in fiscal 1999, or an increase of 4.8% in fiscal 1999. During fiscal 1999, we granted development rights for five MAUI TACOS subfranchise territories and two international BLIMPIE territories. In fiscal 1998, we granted development rights for 4 international BLIMPIE territories. In fiscal 1999, the amortization of these fees was greater than the fees generated by new development grants, so the deferred revenue balance decreased 8.5% during the year. Revenues from sales of franchises decreased 22.8% in fiscal 1999 due primarily to a 36.3% decrease in new outlets opened, from 454 new outlets in fiscal 1998 to 289 new outlets in fiscal 1999. The lower decrease in revenues as compared to outlets opened is due to a higher average franchise fee for locations opened, as well as revenues recognized for outlets sold more than two years ago, but not opened as of June 30, 1999. Resale fees increased 26.8% in fiscal 1999 due primarily to more outlets and subfranchise territories being transferred to new owners.

     As of June 30, 1999, we had Master Licensors operating in 25 countries, and 57 BLIMPIE outlets operating in 13 of these countries.

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

     Company restaurant operations were $342,000 in fiscal 1999, with no comparable expense in fiscal 1998. The first Company-owned outlet was opened in October 1998. Through June 30, 1999, restaurant operating expenses exceeded restaurant sales due primarily to high food costs associated with testing alternative product sources and preparation methods. Operating results for the outlet have improved consistently through the year.

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

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 40.9% excluding the impact of the change in accounting principle in fiscal 1999 and 37.7% in fiscal 1998. The increase in fiscal 1999 was due to certain losses of our subsidiary, Maui Tacos International, Inc., which are not deductible for tax purposes in fiscal 1999.

Liquidity And Capital Resources

     During fiscal years 2000, 1999 and 1998 we did not incur any material capital commitments. As of June 30, 2000, our working capital was $9,276,000 and total cash and investments were $9,860,000.

     We generated cash flows from operating activities of $1,224,000, $3,217,000 and $2,090,000 in the fiscal years ended June 30, 2000, 1999 and 1998, respectively. The decrease in fiscal 2000 was due primarily to decreases in accounts payable and accrued expenses, and customer equipment deposits and an increase in income taxes receivable, partially offset by a decrease in accounts receivable. The increase in fiscal 1999 was primarily the result of a smaller increase in accounts receivable and an increase in accounts payable and accrued expenses, and was partially offset by a decrease in income taxes payable and lower income before cumulative effect of change in accounting principle.

     Net cash provided by investing activities was $3,293,000 in fiscal 2000. Net cash used in investing activities during fiscal 1999 and 1998 totaled $1,868,000 and $688,000, respectively. The cash provided in fiscal 2000 was due to the proceeds from U.S. Treasury bills, which were reinvested in money market funds and therefore classified as cash and cash equivalents as of June 30, 2000. This increase was partially offset by higher purchases of property and equipment due to opening several Company-owned restaurants during the year. The greater use of cash in fiscal 1999 as compared to fiscal 1998 was due to payments made for international trademark rights, partially offset by lower purchases of investments.

     Net cash used in financing activities during fiscal 2000, 1999 and 1998 totaled $927,000, $688,000 and $913,000, respectively. The increase in the use of cash in fiscal 2000 was due to higher purchases of treasury stock and the absence of collections on subscriptions receivable in fiscal 2000. We repurchased 148,000 shares in fiscal 2000, up from 67,000 shares in fiscal 1999 and 66,000 shares in fiscal 1998. The decrease in the use of cash from 1998 to 1999 was due to lower purchases of treasury stock in 1999, and to collections on subscriptions receivable. In December 1999, we announced a plan to repurchase up to 250,000 shares of our Common Stock. As of June 30, 2000, we had repurchased 148,000 shares under the 1999 repurchase program. We repurchased an additional 29,000 shares through September 15, 2000. We continue to believe that our stock is undervalued, and intend to continue to repurchase our Common Stock under the 1999 repurchase program. We currently may repurchase an additional 73,000 shares under the 1999 repurchase program, and may initiate additional repurchase programs in the future.

     Our primary liquidity needs arise from opening Company-owned outlets, expansion and capital expenditures. These needs are primarily met by the cash flows from operations and from our cash and investments. We believe that our cash flows from operations and our cash and investments will be sufficient to fund our liquidity needs for the foreseeable future.

Item 8.  FINANCIAL STATEMENTS

  Our financial statements described below and the reports of independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

  Reports of independent auditors

  Consolidated balance sheets at June 30, 2000 and 1999

  Consolidated statements of operations and comprehensive income (loss) for each of the three years in the period ended June 30, 2000

  Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 2000

  Consolidated statements of cash flows for each of the three years in the period ended June 30, 2000

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

                                   PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS

     Information regarding all of our executive officers and employee-directors is included in Part I at Item 3a. Information regarding all of our non-employee directors is incorporated herein by reference from our definitive proxy statement which will be filed no later than 120 days after June 30, 2000.

Item 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from our definitive proxy statement which will be filed no later than 120 days after June 30, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from our definitive proxy statement which will be filed no later than 120 days after June 30, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from our definitive proxy statement which will be filed no later than 120 days after June 30, 2000.

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

10.42 International Trademark Licensing Agreement among Anthony P. Conza, David L. Siegel and the Company*

10.43 Agreement made as of the 18th day of February, 1997 by and between Anthony P. Conza, David L. Siegel and Blimpie International, Inc.**

10.44 Amendment agreement made as of the 3rd day of February, 1999 by and between Anthony P. Conza, David L. Siegel, and Blimpie International, Inc.***

10.45     Form of basic MAUI TACOS Franchise Agreement****

10.46     Form of basic MAUI TACOS Subfranchise Agreement****

10.47     Form of basic PASTA CENTRAL Franchise Agreement****

10.48     Form of basic PASTA CENTRAL Subfranchise Agreement****

10.49     Form of basic SMOOTHIE ISLAND Franchise Agreement****

18 Letter dated December 13, 1999 from Ernst & Young LLP regarding change in accounting principle related to subfranchise and master license fee revenues

21        Subsidiaries of the Company*

23.1      Consent of Independent Auditors

23.2      Consent of Independent Accountants

     The following document has been filed as an Exhibit solely with the Securities and Exchange Commission:

27        Financial Data Schedule

__________________________
* (a copy of which was filed with the Commission on June 30, 1995 as an Exhibit of corresponding number to the Company's Registration Statement on Form SB-2 (Reg. No. 33-93738), and is hereby incorporated herein by this reference).

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

**** (a copy of which was filed with the Commission on December 15, 1999 as an Exhibit of corresponding number to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and is hereby incorporated herein by this reference).

     (b)  Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 2000.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BLIMPIE INTERNATIONAL, INC.


Dated: September 26, 2000        By: /s/ Anthony P. Conza
                                     ------------------------------
                                     Anthony P. Conza, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Principal Executive Officer


Date: September 26, 2000         /s/ Anthony P. Conza
                                 -------------------------------------------
                                 Anthony P. Conza, Chairman and Chief
                                  Executive Officer

                                 Principal Financial And Accounting Officer


Date: September 26, 2000         /s/ Brian D. Lane
                                 -------------------------------------------
                                 Brian D. Lane, Vice President, Chief
                                  Financial Officer


Date: September 26, 2000         /s/ David L. Siegel
                                 -------------------------------------------
                                 David L. Siegel, Vice Chairman, Chief
                                  Operating Officer and General Counsel


Date: September 26, 2000         /s/ Patrick J. Pompeo
                                 -------------------------------------------
                                 Patrick J. Pompeo, Executive Vice
                                  President and Director


Date: September 26, 2000         /s/ Charles G. Leaness
                                 -------------------------------------------
                                 Charles G. Leaness, Executive Vice
                                  President, Secretary and Director


Date: September 26, 2000         /s/ Alvin Katz
                                 -------------------------------------------
                                 Alvin Katz, Director


Date: September 26, 2000         /s/ Harry G. Chernoff
                                 -------------------------------------------
                                 Harry G. Chernoff, Director

                         INDEX TO FINANCIAL STATEMENTS



   Reports of Independent Auditors                                          F-2

   Consolidated Balance Sheets at June 30, 2000 and 1999                    F-4

   Consolidated Statements of Operations and Comprehensive Income
   (Loss) for each of the three years in the period ended June 30, 2000     F-5

   Consolidated Statements of Shareholders' Equity for each of the
   three years in the period ended June 30, 2000                            F-6

   Consolidated Statements of Cash Flows for each of the three
   years in the period ended June 30, 2000                                  F-7

   Notes to Consolidated Financial Statements                               F-8

   Report of Independent Accountants on Financial Statement Schedule       F-24

   Consolidated Schedule of Valuation and Qualifying Accounts for each
   of the three years in the period ended June 30, 2000                    F-25

Report of Independent Auditors


Board of Directors and Shareholders
Blimpie International, Inc.


We have audited the accompanying consolidated balance sheets of Blimpie International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blimpie International, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for subfranchisor and master license fee revenues.


                                    /s/ Ernst & Young LLP

Atlanta, Georgia
September 15, 2000

                       Report of Independent Accountants

To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of shareholders' equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Blimpie International, Inc. and Subsidiaries for the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



                                                /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
August 17, 1998

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share amounts)
------------------------------------------------------------------------------------------------------
                                                                                       June 30
Assets                                                                         2000               1999
------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                          $ 8,272            $ 4,682
         Investments                                                            618              5,296
         Accounts receivable, less allowance of $252 in 2000
           and $392 in 1999                                                   2,125              3,106
         Prepaid expenses and other current assets                              277                206
         Income taxes receivable                                                812                 22
         Deferred income taxes                                                  155                 85
         Current portion of notes receivable                                    540                427
                                                                           --------           --------
Total current assets                                                         12,799             13,824

Property and equipment - at cost less accumulated
         depreciation of $2,412 in 2000 and $1,776 in 1999                    2,390              1,749

Other assets:
         Notes receivable, less allowance of $82 in 2000
            and $81 in 1999 and less current portion                            666              1,009
         Investments                                                            970                981
         Trademarks - at cost, less accumulated amortization
            of $1,044 in 2000 and $739 in 1999                                8,249              8,434
         Deferred income taxes                                                1,313              1,828
         Other                                                                  673                433
                                                                           --------           --------
Total other assets                                                           11,871             12,685
                                                                           --------           --------
                                                                            $27,060            $28,258
                                                                           ========           ========
------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------
Current liabilities:
         Accounts payable and accrued expenses                              $ 3,285            $ 3,691
         Customer equipment deposits                                            238                546
                                                                           --------           --------
Total current liabilities                                                     3,523              4,237
Deferred revenue, net                                                         5,051              5,710
Trademark obligations                                                             -                204

Shareholders' equity:
         Common stock, $.01 par value:
           Authorized shares - 20,000,000
           Issued and outstanding shares - 9,632,000 in 2000
             and 9,604,000 in 1999                                               96                 96
         Additional paid-in capital                                           9,028              8,818
         Retained earnings                                                   10,075              9,640
         Net unrealized gain on marketable securities                            41                 40
                                                                           --------           --------
                                                                             19,240             18,594
         Treasury stock at cost - 281,000 shares in 2000 and
            133,000 shares in 1999                                             (694)              (427)
         Subscriptions receivable                                               (60)               (60)
                                                                           --------           --------
Total shareholders' equity                                                   18,486             18,107
                                                                           --------           --------
                                                                            $27,060            $28,258
                                                                           ========           ========
See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands except for per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Years Ended June 30
                                                                                        2000              1999           1998
                                                                                      ---------         ---------      ---------
Revenues:
    Continuing fees                                                                     $19,129           $18,956        $17,343
    Subfranchisor fees, master license fees
       and sale of franchises                                                             4,026             4,451          4,983
    Store equipment sales                                                                 6,351             9,328         14,374
    License fees and other income                                                           653               477            407
    Company restaurant sales                                                                858               338              -
                                                                                      ---------         ---------      ---------
                                                                                         31,017            33,550         37,107
Expenses:
    Subfranchisors' share of franchise and continuing fees                               11,499            11,782         11,188
    Store equipment cost of sales                                                         5,285             8,137         12,192
    Selling, general and administrative expenses                                         11,294            12,156         10,649
    Company restaurant operations                                                         1,411               342              -
                                                                                      ---------         ---------      ---------
                                                                                         29,489            32,417         34,029
                                                                                      ---------         ---------      ---------

Operating income                                                                          1,528             1,133          3,078
Interest income                                                                             626               823            846
                                                                                      ---------         ---------      ---------
Income before income taxes and cumulative effect
    of change in accounting principle                                                     2,154             1,956          3,924
Income taxes on income before cumulative effect
    of change in accounting principle                                                     1,059               800          1,480
                                                                                      ---------         ---------      ---------
Income before cumulative effect of change in accounting principle                         1,095             1,156          2,444

Cumulative effect on prior years (to June 30, 1998) of changing to a different subfranchisor and master license fee revenue
    recognition method (less tax benefit of $1,815) - Note 2                                  -            (3,373)             -
                                                                                      ---------         ---------      ---------
Net income (loss)                                                                       $ 1,095           $(2,217)       $ 2,444
                                                                                      =========         =========      =========

Basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle                         $0.12             $0.12          $0.26
Cumulative effect of change in accounting principle                                           -             (0.35)             -
                                                                                      ---------         ---------      ---------
Net income (loss)                                                                         $0.12            $(0.23)         $0.26
                                                                                      =========         =========      =========

Pro forma amounts assuming the new revenue recognition method is applied retroactively (1998 amounts are unaudited):
                      Net income                                                        $ 1,095           $ 1,156        $ 2,428
                      Basic and diluted earnings per share                              $  0.12           $  0.12        $  0.25

Weighted average basic shares outstanding                                                 9,446             9,467          9,533
                                                                                      =========         =========      =========
Weighted average diluted shares outstanding                                               9,453             9,472          9,549
                                                                                      =========         =========      =========

Comprehensive income (loss):
    Net income (loss)                                                                   $ 1,095           $(2,217)       $ 2,444
    Other comprehensive income (loss):
    Unrealized gains (losses) on marketable securities:
                      Unrealized gains and (losses), net of tax                               1               (12)            25
                      Less: reclassification adjustment for losses
                        included in net loss, net of tax                                      -                 1              -
                                                                                      ---------         ---------      ---------
                      Other comprehensive income (loss)                                       1               (11)            25
                                                                                      ---------         ---------      ---------
Comprehensive income (loss)                                                             $ 1,096           $(2,228)       $ 2,469
                                                                                      =========         =========      =========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30, 2000, 1999, and 1998
(in thousands except for per share amounts)
--------------------------------------------------------------------------------

                                                                  Common Stock
                                                            ---------------------   Additional              Unrealized
                                                               Shares                Paid-In     Retained     Holding
                                                            Outstanding    Amount    Capital     Earnings   Gain (Loss)     Total
                                                            -----------    ------   ----------   --------   ----------      -----
Balance - July 1, 1997                                         9,526       $   95     $8,210      $10,744       $   26    $19,075

    Incentive stock granted/stock options exercised               23            1        109                                  110
    Stock issued under Canadian trademark agreement               25                     101                                  101
    Dividends paid ($ .07 per share)                                                                 (669)                   (669)
    Net income                                                                                      2,444                   2,444
    Net unrealized gain on marketable securities                                                                    25         25
                                                              ------       ------     ------      -------       ------    -------
Balance - June 30, 1998                                        9,574           96      8,420       12,519           51     21,086

    Incentive stock granted                                        5                      14                                   14
    Stock issued under Canadian trademark agreement               25                     204                                  204
    Warrants and options issued for services and trademark                               180                                  180
    Dividends paid ($ .07 per share)                                                                 (662)                   (662)
    Net loss                                                                                       (2,217)                 (2,217)
    Net unrealized loss on marketable securities                                                                   (11)       (11)
                                                              ------       ------     ------      -------       ------    -------
Balance - June 30, 1999                                        9,604           96      8,818        9,640           40     18,594

    Incentive stock granted                                        3                       6                                    6
    Stock issued under Canadian trademark agreement               25                     204                                  204
    Dividends paid ($ .07 per share)                                                                 (660)                   (660)
    Net income                                                                                      1,095                   1,095
    Net unrealized gain on marketable securities                                                                     1          1
                                                              ------       ------     ------      -------       ------    -------
Balance - June 30, 2000                                        9,632       $   96     $9,028      $10,075       $   41    $19,240
                                                              ======       ======     ======      =======       ======    =======

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Years Ended June 30
                                                                                    2000               1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Income before cumulative effect of change in accounting principle                 $ 1,095            $ 1,156            $ 2,444
Adjustments to reconcile income before accounting change
    to net cash provided by operating activities:
        Depreciation and amortization                                                 941                846                706
        Incentive stock granted                                                         6                104                 98
        Changes in operating assets and liabilities:
          Accounts receivable                                                         981                (48)              (973)
          Prepaid expenses and other current assets                                   (71)               292                204
          Other assets                                                               (240)               (99)               118
          Income taxes receivable                                                    (790)               (22)                 -
          Deferred income taxes                                                       445               (105)               (32)
          Notes receivable                                                            230                406                663
          Accounts payable and accrued expenses                                      (406)               973             (1,159)
          Customer equipment deposits                                                (308)               204                342
          Income taxes payable                                                          -               (276)               268
          Deferred revenue, net                                                      (659)              (214)              (589)
                                                                                  -------            -------            -------
        Net cash provided by operating activities                                   1,224              3,217              2,090

Cash Flows from Investing Activities
Purchases of available-for-sale securities                                            (89)            (2,646)            (4,573)
Proceeds from sales of available-for-sale securities                                4,786              4,605              4,832
Reinvested dividends of available-for-sale securities                                  (7)               (66)               (75)
Purchase of international trademarks                                                 (120)            (3,077)              (147)
Purchases of property and equipment                                                (1,277)              (684)              (725)
                                                                                  -------            -------            -------
        Net cash provided by (used in) investing activities                         3,293             (1,868)              (688)

Cash Flows from Financing Activities
Purchases of treasury stock                                                          (267)              (176)              (251)
Proceeds from stock warrants/options exercised                                          -                  -                 12
Collections on subscriptions receivable                                                 -                150                  -
Cash dividends paid                                                                  (660)              (662)              (669)
Repayment of long term debt                                                             -                  -                 (5)
                                                                                  -------            -------            -------
        Net cash used in financing activities                                        (927)              (688)              (913)
                                                                                  -------            -------            -------

Net increase in cash and cash equivalents                                           3,590                661                489
Cash and cash equivalents at beginning of year                                      4,682              4,021              3,532
                                                                                  -------            -------            -------
Cash and cash equivalents at end of year                                          $ 8,272            $ 4,682            $ 4,021
                                                                                  =======            =======            =======

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidaries
Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 1: Description of Company

     Blimpie International, Inc. (the "Company") engages in franchising, subfranchising and master licensing the BLIMPIE trademarks, trade names, service marks, logos, marketing concepts and marketing programs. The Company franchises BLIMPIE(R) Subs & Salads and PASTA CENTRAL(TM) and is the majority owner of Maui Tacos International, Inc. ("Maui Tacos"), the franchisor of MAUI TACOS(TM) and SMOOTHIE ISLAND(TM). BLIMPIE Subs & Salads offers a quick-service, healthy, sub sandwich in approximately 2,000 franchise stores operating throughout the United States and in 13 other countries. PASTA CENTRAL's baked pasta meals address current eating trends for eat-in or take home meals. MAUI TACOS restaurants provide a health-oriented, affordable menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. SMOOTHIE ISLAND is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the BLIMPIE, PASTA CENTRAL, and MAUI TACOS locations. The Company also provides professional store design services and equipment sales through its wholly-owned subsidiary, B I Concept Systems, Inc. At June 30, 2000, the Company operates one MAUI TACOS restaurant, and does not operate any subfranchisor or master licensor areas within the Blimpie International system. The Company also owns and operates three SMOOTHIE ISLAND JUICE BAR restaurants in Houston, TX. No franchising of this concept has occurred.

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

Cash and Cash Equivalents

     The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Blimpie International, Inc. and Subsidaries
Notes to Consolidated Financial Statements (continued)
________________________________________________________________________________

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

Investments

     Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Fair value is estimated based on quoted market prices for those or similar investments. Net unrealized gains and losses, determined on the specific identification method, on securities classified as available-for-sale are recorded as a separate component of shareholders' equity.

Fair Market Value Disclosure

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of the fair value of certain items, including receivables, payables and investments. The Company believes that the carrying amounts included in the consolidated balance sheets for such items do not differ significantly from their fair values as defined in SFAS 107.

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

Trademarks

     Trademarks are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of 15-40 years. Amortization expense was $305,000 in 2000, $337,000 in 1999, and $295,000 in 1998.

Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $374,000 in 2000, $404,000 in 1999, and $429,000 in 1998.

     The Company administers several advertising and promotional funds on behalf of the franchisees. The franchisees contribute 4% of their gross sales to The National Media Advertising Account. A portion of the 4% contribution is transferred to Regional Advertising Associations. Franchisees form voluntary regional advertising associations intended to coordinate advertising and marketing efforts and programs for local

Blimpie International, Inc. and Subsidaries
Notes to Consolidated Financial Statements (continued)
________________________________________________________________________________

Note 2: Summary of Significant Accounting Policies (continued)

Advertising (continued)

advertising. Blimpie Brand Building Fund, Inc. is a non-profit entity that is authorized to receive marketing allowances and payments from purveyors, distributors and manufacturers. Its activities are controlled by franchisees elected to the National Blimpie Franchisee Advisory Council, subfranchisors elected to the National Blimipie Subfranchisor Advisory Council and Company representatives. The National Media Advertising Account and the Blimpie Brand Building Fund monies are spent for advertising and marketing uses, including marketing and advertising personnel, advertising agencies, operating expenses of all types, matching fund programs, research and development, production of educational or training materials, production of commercials, focus groups and other studies, television or radio media time, print advertising and other marketing and advertising uses.

     The Company also administers a grand opening fund and the local restaurant marketing fund. New franchisees generally pay $3,000 to the grand opening fund and $2,000 to the local restaurant marketing fund during their first year of operation. The franchisee, together with the Company, develops the marketing plan that will include the grand opening marketing, coupon events and monthly promotions. As the franchisee implements the marketing plan, the Company pays vendors or reimburses the franchisee for expenditures related to that plan up to the amount contributed.

     Aggregate receipts and expenditures for these funds were approximately $26,000,000 each for fiscal 2000. Total assets were approximately $4,000,000 and total liabilities were approximately $2,000,000 as of June 30, 2000. The net assets of these funds are held in a manner analogous to escrow accounts by the Company and are not consolidated.

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

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Blimpie International, Inc. and Subsidaries
Notes to Consolidated Financial Statements (continued)
________________________________________________________________________________

Note 2: Summary of Significant Accounting Policies (continued)

Supplemental Disclosure of Cash Flow Information

                                                                                 Years Ended June 30
                                                            ------------------------------------------------------------------
                                                                   2000                    1999                     1998
                                                            ------------------       -----------------        ----------------
Cash paid during the year for:
  Interest                                                   $             -           $            -           $       3,000
  Income taxes                                                     1,049,000                1,232,000               1,143,000
Noncash investing and financing activities:
Stock issued under Canadian trademark agreement                      204,000                  204,000                 101,000
Warrants and options issued for services and trademark                     -                  180,000                       -
Net unrealized gain (loss) on marketable securities                    1,000                  (11,000)                 25,000

Note 3: Investments

  The following is a summary of available-for-sale securities included in investments as of June 30:

                                                                           Unrealized         Fair
  2000                                                          Cost       Gain (Loss)        Value
                                                             ----------    -----------     ----------
Available-for-Sale Securities:
  Current:
    Common stocks                                            $   61,000    $   108,000     $  169,000
    Preferred stocks                                            326,000        (24,000)       302,000
    Mutual funds                                                163,000        (16,000)       147,000
                                                             ----------    -----------     ----------

                                                                550,000         68,000        618,000
  Long-Term
    U. S. Government securities                                 997,000        (27,000)       970,000
                                                             ----------    -----------     ----------
                                                             $1,547,000    $    41,000     $1,588,000
                                                             ==========    ===========     ==========
1999

Available-for-Sale Securities:
  Current:
    Common stocks                                            $   61,000    $    58,000     $  119,000
    Preferred stocks                                            258,000         (6,000)       252,000
    Mutual funds                                                156,000         (5,000)       151,000
    U. S. Government securities                               4,765,000          9,000      4,774,000
                                                             ----------    -----------     ----------
                                                              5,240,000         56,000      5,296,000
  Long-Term
    U. S. Government securities                                 997,000        (16,000)       981,000
                                                             ----------    -----------     ----------
                                                             $6,237,000    $    40,000     $6,277,000
                                                             ==========    ===========     ==========

 The long-term U.S. Government securities held at June 30, 2000 mature in 2004.

Blimpie International, Inc. and Subsidaries
Notes to Consolidated Financial Statements (continued)
________________________________________________________________________________

Note 4: Notes Receivable

  Notes receivable consist of the following as of June 30:

                                                                            2000        1999
                                                                         ----------  ----------
     Notes from subfranchisors, with interest ranging from 5%
        to 13% due at various dates through December, 2008               $  814,000  $  909,000
     Notes receivable from sale of discontinued segment due
        in weekly installments including interest of 10% per
        annum through June, 2007                                             56,000      61,000
     Notes receivable from an officer due in semi-monthly
        installments including interest of 8% per annum through
        April, 2015                                                          48,000      50,000
     Receivable from a leasing company arising from participation in franchisee equipment leases, with interest ranging from
        7% to 17%, due at various dates through June, 2004                  370,000     497,000
                                                                         ----------  ----------
                                                                          1,288,000   1,517,000
     Allowance for doubtful accounts                                        (82,000)    (81,000)
                                                                         ----------  ----------
                                                                          1,206,000   1,436,000
     Current maturities                                                     540,000     427,000
                                                                         ----------  ----------
                                                                         $  666,000  $1,009,000
                                                                         ==========  ==========


Note 5: Property and Equipment

  The major components of property and equipment and related depreciation periods as of June 30 are:

                                                                              Cost
                                                             -------------------------------------      Depreciation
     Item                                                           2000                1999               Period
     ----------------------------------------------------    -----------------   -----------------   -----------------
     Building and other                                             $  739,000          $  186,000       7-14 years
     Office furniture and fixtures                                   3,087,000           2,601,000       5-10 years
     Automobiles                                                       223,000             185,000          5 years
     Software                                                          753,000             553,000          5 years
                                                             -----------------   -----------------
                                                                     4,802,000           3,525,000
     Less accumulated depreciation                                   2,412,000           1,776,000
                                                             -----------------   -----------------
                                                                    $2,390,000          $1,749,000
                                                             =================   =================

  Depreciation expense totaled $636,000 in 2000, $519,000 in 1999, and $394,000 in 1998.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 6: Income Taxes

  The provision for income taxes is comprised as follows for the years ended June 30:

                                                               2000           1999           1998
                                                            ----------     ----------     ----------
     Federal
       Current                                              $  564,000     $  789,000     $1,264,000
       Deferred                                                409,000        (91,000)       (28,000)
                                                            ----------     ----------     ----------
                                                               973,000        698,000      1,236,000
                                                            ----------      ---------     ----------

     State
       Current                                                  50,000        116,000        248,000
       Deferred                                                 36,000        (14,000)        (4,000)
                                                            ----------      ---------     ----------
                                                                86,000        102,000        244,000
                                                            ----------      ---------     ----------
                                                            $1,059,000       $800,000     $1,480,000
                                                            ==========      =========     ==========

  The following is a reconciliation of income taxes to normal expected Federal income tax computed by applying statutory rates for the years ended June 30:

                                                               2000            1999          1998
                                                            ----------      ---------     ----------
     Federal statutory rate - 34%                           $  732,000      $ 665,000     $1,334,000
     State or local taxes, net of federal benefit               57,000         65,000        159,000
     Non-deductible expenses                                    25,000         34,000         48,000
     Valuation allowance                                       287,000        385,000              -
     Other                                                     (42,000)      (349,000)       (61,000)
                                                            ----------      ---------     ----------
                                                            $1,059,000      $ 800,000     $1,480,000
                                                            ==========      =========     ==========

  The components of temporary differences and their tax effects which comprise the Company's net deferred tax asset are as follows at June 30:

                                                                               2000          1999
                                                                            ----------    ----------
     Deferred tax assets:
       Subfranchisor revenues                                               $1,509,000    $1,508,000
       Franchisee revenues                                                     259,000       283,000
       Allowance for doubtful accounts                                         117,000       165,000
       Start up costs for Maui Tacos                                            83,000       108,000
       Net operating loss carryforward of Maui Tacos                           395,000       188,000
       Other                                                                    20,000       186,000
       Valuation allowance                                                    (672,000)     (385,000)
                                                                            ----------    ----------
                                                                             1,711,000     2,053,000
                                                                            ----------    ----------

     Deferred tax liabilities:
       Trademark amortization                                                 (243,000)     (140,000)
                                                                            ----------    ----------
                                                                              (243,000)     (140,000)
                                                                            ----------    ----------
                                                                            $1,468,000    $1,913,000
                                                                            ==========    ==========

  The valuation allowance for deferred taxes relates to net deferred tax assets of Maui Tacos, a majority-owned subsidiary that is not consolidated for tax purposes. The valuation allowance was established due to the uncertainty of the related deferred tax assets' ultimate realization. Maui Tacos has net operating loss carryforwards totaling approximately $1,113,000 expiring beginning in 2020.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 7: Commitments and Contingencies

  The Company leases its facilities under noncancelable operating leases, expiring in various years through the year 2012. The minimum future annual rentals under these noncancelable operating leases as of June 30, 2000 for each of the next five years and in the aggregate, are as follows:

                                Year                 Amount
                         -------------------       ----------
                                2001               $  789,000
                                2002                  792,000
                                2003                  696,000
                                2004                  401,000
                                2005                  389,000
                         2006 and thereafter        2,253,000
                                                   ----------
                                                   $5,320,000
                                                   ==========

  The Company also is obligated for increases in real estate taxes and operating costs. Rent expenses including real estate taxes and operating costs amounted to $765,000 in 2000, $520,000 in 1999, and $425,000 in 1998.

  The Company's leasing subsidiaries execute leases for approved BLIMPIE restaurant locations and then sublease the premises to franchisees. Under the terms of the typical lease agreement, the Company's leasing subsidiary's liability is limited to its net assets and the landlord agrees to not commence any legal proceedings against Blimpie International, Inc. The franchisee assumes the payment of rent and agrees to perform all terms, covenants and conditions of the original lease. As a result, the Company has not recorded lease expense and sublease income in the accompanying consolidated financial statements. As of June 30, 2000, there were 600 leasing subsidiaries with aggregate net assets of $333,000, which are included in cash and other assets in the accompanying consolidated balance sheet. The terms of these leases range from 5 to 20 years. The minimum annual lease payments for the fiscal years ending June 30 are as follows:

                                Year                Amount
                         -------------------      -----------
                                2001              $14,777,000
                                2002               12,989,000
                                2003               10,872,000
                                2004                9,222,000
                                2005                7,323,000
                         2006 and thereafter       16,004,000
                                                  -----------
                                                  $71,187,000
                                                  ===========

  Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of June 30, 2000 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 8:  Trademarks

  The Company currently owns an undivided 60% interest in the domestic and international BLIMPIE trademarks. The remaining 40% interest in those trademark rights is owned by Metropolitan Blimpie, Inc. ("MBI"), an unrelated company. Through various agreements that the Company has entered into with MBI, the trademark rights are shared by both MBI and the Company. Both companies have the exclusive rights to the trademarks in certain domestic territories, and for the remaining territories, the Company has licensed the rights to the trademarks from MBI in exchange for a licensing fee generally equal to 30% of the revenues, after deducting direct expenses, incurred by the Company in the territories.

  The territories for which the Company has licensed the right to distribute the BLIMPIE trademarks and license the BLIMPIE Marketing System from MBI include:
Alaska, Arkansas, Northern California, Colorado, Hawaii, Iowa, Kansas, Missouri, Nebraska, Nevada, North Dakota, Oklahoma, South Dakota, and all territories outside of the United States.

  The territories in which MBI has retained the right to distribute the BLIMPIE trademarks and license the BLIMPIE Marketing System (the "MBI Territories") include Delaware, Maryland, New Jersey (except for portions of the northeastern section of the State), the counties of New York, Queens, Kings, Richmond, Rockland, Bronx and Westchester in New York, Pennsylvania (from the eastern border westward to and including Harrisburg), Virginia and Washington, D.C.

  The agreement with MBI with respect to the licensing of the BLIMPIE trademarks and the BLIMPIE marketing system outside of the United States (the "1991 Agreement") provides for automatic annual renewals until July 2090, provided that the Company makes all payments due to MBI, subject to a minimum annual payment of $100,000. The payments made to MBI under this arrangement were $700,000 in 2000, $778,000 in 1999, and $837,000 in 1998.

  The Company acquired its 60% interest in the trademark rights noted above through various transactions with Anthony P. Conza, Chairman and Chief Executive Officer ("Conza") and David L. Siegel, Chief Operating Officer ("Siegel"). The Company received a 99 year license in the domestic rights in the BLIMPIE trademarks from Conza and Siegel in 1976. In 1997, the Company purchased its share of the international rights to the BLIMPIE trademarks from Conza and Siegel. The Company agreed to pay $4.5 million ($3 million to Conza and $1.5 million to Siegel), plus certain contingent fees which were to take effect after cumulative international revenues exceeded $5 million, in consideration for their sale of such rights to the Company. That agreement further provided that Conza and Siegel could receive annual payments totaling $150,000 per year for 50 years, or could elect, at any time prior to January 1, 2001, to receive a lump sum distribution of $3 million on January 1, 2001, with $2 million payable to Conza and $1 million payable to Siegel.

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

  On October 1, 1995, the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party ("claimant") who had filed trademark registration documents seeking Canadian trademark protection for the name "Blimpie" prior to the time the Company made such filings in Canada. Pursuant to the agreement, the Company acquired all

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 8:  Trademarks (continued)

rights held by the claimant in said Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's common stock at the rate of 25,000 shares per year. As of June 30, 2000, all 125,000 shares of common stock had been issued to the claimant.

Note 9: Related Party Transactions

  The Company had numerous transactions which result from written agreements between the Company and subfranchisors who are related parties. The following is a summary of the types of transactions and revenue or expense recognized related to these transactions for the years ended June 30:

                                             Revenue or Expense
         Related Party                          Recognized                 2000              1999              1998
--------------------------------       --------------------------       ----------        ----------        ----------
Georgia Enterprises, Inc., a           Revenue derived from area        $2,511,000        $2,514,000        $3,814,000
 corporation partially owned by        Fees paid to subfranchisor        1,162,000         1,155,000         1,149,000
 two officers of the Company

Llewellyn Distributors, Inc.,          Revenue derived from area           587,000           525,000           649,000
 a corporation partially owned         Fees paid to subfranchisor          280,000           305,000           281,000
 by an officer of the Company

International Southwest Blimpie,       Revenue derived from area                 -           123,000           544,000
 Inc., a corporation principally       Fees paid to subfranchisor                -            53,000           146,000
 owned and controlled by an
 officer of the Company

Manhattan Maui, Inc. a                 Revenue derived from area           156,000                 -                 -
 corporation partially owned           Fees paid to subfranchisor            8,000                 -                 -
 by an officer of the Company

  In November 1998, International Southwest Blimpie, Inc. was sold to a party unrelated to the Company. No additional revenue or expenses are expected to be earned or paid to this officer related to this territory subsequent to November 15, 1998.

  The Company has subscriptions receivable totaling $60,000 from an officer of the Company at June 30, 2000 and 1999 related to a purchase of shares of the Company's common stock in fiscal 1992. Such receivable bears interest at the rate of 5% per annum, payable quarterly. Interest income of $4,000, $9,000, and $12,000 was recognized by the Company for the years ended June 30, 2000, 1999, and 1998, respectively.

  The Company has a note receivable from an officer of the Company due in semi-monthly installments including interest of 8% per annum through April, 2015 (see
Note 4). Such note receivable was $48,000 and $50,000 at June 30, 2000 and 1999, respectively.

  The Company pays rent based on use of an apartment in New York City, which is owned by an officer/employee of the Company. Rental expense of $13,000, $11,000, and $11,000 was recognized for the years ended June 30, 2000, 1999, and 1998, respectively.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

Note 10: Stock Options and Warrants

  The Company has established an Omnibus Stock Incentive Plan ("the Plan") which permits the Company to award various forms of incentive compensation. Through June 30, 2000, the Company has issued incentive and nonstatutory stock options and stock grants under the Plan. A maximum of 950,000 shares may be issued under the Plan. The options are exercisable at the fair market value on the date of grant. The options and stock grants generally provide for vesting at the rate of 20% per annum and expire from five to ten years after issuance. In connection with the issuance of the stock grants, the Company recognized compensation expense of $6,000 in 2000, $14,000 in 1999, and $98,000 in 1998.

  Option activity under the Plan is as follows:

                                                                   Weighted
                                                                    Average
                                                    Number of      Exercise
                                                     Options         Price
                                                    ---------      --------

          Outstanding at July 1, 1997                 412,650        $6.15
             Granted                                   15,500         4.86
             Exercised                                 (3,750)        3.25
             Canceled                                 (44,000)        6.28
                                                     --------
          Outstanding at June 30, 1998                380,400         6.11
             Granted                                  509,000         2.74
             Exercised                                      -            -
             Canceled                                (136,400)        5.91
                                                     --------
          Outstanding at June 30, 1999                753,000         3.87
             Granted                                  130,000         2.69
             Exercised                                      -            -
             Canceled                                 (90,500)        3.51
                                                     --------
          Outstanding at June 30, 2000                792,500        $3.71
                                                     ========

          Options exercisable at June 30, 1998        212,600        $5.98
          Options exercisable at June 30, 1999        249,300        $4.82
          Options exercisable at June 30, 2000        378,800        $4.36

  The following table summarizes information concerning options outstanding and exercisable under the Plan at June 30, 2000:

                                      Options Outstanding                                Options Exercisable
                       ------------------------------------------------           -----------------------------
                                          Weighted
                                           Average             Weighted                                Weighted
      Range of                            Remaining             Average                                 Average
      Exercise           Number          Contractual           Exercise             Number             Exercise
       Prices          Outstanding          Life                 Price            Exercisable            Price
------------------     -----------       -----------           --------           -----------          --------

$2.125 - $  3.688         573,000            8.33               $ 2.77             203,800              $ 2.79
$5.500 - $  6.063         215,000            1.76                 6.05             171,200                6.05
$9.125 - $ 14.750           4,500            1.12                12.01               3,800               11.98
                          -------                                                  -------
                          792,500            6.51                 3.72             378,800                4.36
                          =======                                                  =======

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

Note 10: Stock Options and Warrants (continued)

  The Company has issued common stock purchase warrants and stock options to various entities in consideration of services provided to the Company. None of these securities have been exercised as of June 30, 2000. The following table summarizes information concerning common stock purchase warrants and options held by non-employees as of June 30, 2000:

                                                Number of        Exercise    Expiration
Security Holder                              Warrants/Options      Price        Date
-----------------------------------------    ----------------    --------    ----------
Unaffiliated design firm                           50,000         $4.39      Dec. 2002
Minority shareholder of majority-owned
  subsidiary                                       50,000          4.75      Oct. 2002
Unaffiliated advertising agency                    10,986          7.51     Sept. 2000
Underwriter of 1995 common stock offering         150,000          8.58      Aug. 2000

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998: risk-free interest rates of approximately 6.0%; dividend yield of $0.07 per share; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of 4.5 years. The weighted-average fair value of options granted under the Plan was $1.13, $1.17, and $2.22 for fiscal 2000, 1999, and 1998 respectively.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, assuming SFAS 123 had been adopted, is as follows:


                                                                2000              1999               1998
                                                        ----------------   -----------------   -------------
Income before cumulative effect of change in                  $1,095,000       $1,156,000         $2,444,000
  accounting principle
Pro forma income before cumulative effect of                     811,000          827,000          2,281,000
 change in accounting principle
Pro forma income per share before cumulative effect of
 change in accounting principle:
  Basic and diluted                                           $     0.09       $     0.09         $     0.24

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

Note 11: Convertible Shares of Subsidiary

  The shareholders of the Company's majority-owned subsidiary, Maui Tacos, hold common stock in Maui Tacos that is convertible into Blimpie common stock, according to the terms stipulated in the Maui Tacos shareholder Agreement, as amended. Such agreement states that during the period commencing with the first day of Maui Tacos' third full fiscal year of operations (July 1, 2000) and ending with the ninetieth day after the Company files its annual financial statements, all Maui Tacos shareholders, except for the Company, have the right to convert all or a portion of their respective shares of Maui Tacos common stock into Company stock, pursuant to a formula calculated by dividing the lower of Maui Tacos' current or prior year earnings per share value by the Company's earnings per share value for the same period. The conversion privileges held by the Maui Tacos shareholders are subject to limitations on the number of shares of Company stock that are subject to such conversion rights, both for individual Maui Tacos shareholders and for aggregate levels of conversions. Maui Tacos incurred losses in both the current and prior year, and therefore no shares may be converted pursuant to such formula.

Note 12: Employee Benefit Plan

  The Company maintains a 401(k) Profit Sharing Plan (the "Plan") available to substantially all employees. Under the Plan, the Company can elect to make matching contributions of up to 100% of the elective deferral contributions. During the years ended June 30, 2000, 1999, and 1998, the Company made matching contributions of 20% of the elective deferral contributions. The matching contributions charged to earnings were $76,000, $66,000, and $53,000 for fiscal 2000, 1999 and 1998, respectively. At June 30, 2000 and 1999, the Plan held approximately 47,000 and 19,000 shares, respectively, of the Company's common stock with a fair value of approximately $85,000 and $52,000, respectively. The Plan received approximately $2,200 and $300 in dividends on Company shares in fiscal 2000 and 1999, respectively.

Note 13: Business Segment Information

  The Company's separately identifiable segments relate to: franchise operations, store design services and equipment sales, and restaurant operations of the Company-owned MAUI TACOS and SMOOTHIE ISLAND JUICE BAR restaurants.

  During 1996, the Company began operations outside of the United States. As of June 30, 2000, the Company has master licenses operating in Argentina, Bahrain, Canada, Cyprus, Dominican Republic, Great Britain, Greece, Guam, Kuwait, Mexico (primarily states in the northeastern part of the country), Northern Ireland, Oman, Panama, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Romania, Saipan, Saudi Arabia, South Africa, United Arab Emirates, Uruguay, and Venezuela. Franchisees are operating in the following countries: Argentina, Canada, Cyprus, Dominican Republic, Great Britain, Panama, Poland, Portugal, Puerto Rico, Romania, Saudi Arabia, South Africa, and Venezuela. There were no capital expenditures outside of the United States in 2000, 1999, or 1998.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 13: Business Segment Information (continued)

  Financial information by identifiable segments is as follows for the years ended June 30:

                                                             Operating                         Depreciation
                                                               Income        Identifiable          and
     2000                                    Revenue           (Loss)            Assets        Amortization
                                          ------------      -----------      ------------      ------------
     Franchise operations:
       United States                       $23,337,000       $2,584,000       $21,815,000         $726,000
       International                           415,000         (547,000)        1,556,000          105,000
     Equipment and design                    6,407,000           44,000         2,531,000           50,000
     Company restaurants                       858,000         (553,000)        1,158,000           60,000
                                          ------------      -----------      ------------      -----------
                                           $31,017,000       $1,528,000       $27,060,000         $941,000
                                          ============      ===========      ============      ===========

     1999
     Franchise operations:
       United States                       $23,043,000       $1,577,000       $24,448,000         $674,000
       International                           760,000         (394,000)        1,454,000          101,000
     Equipment and design                    9,409,000          (46,000)        2,127,000           56,000
     Company restaurant                        338,000           (4,000)          229,000           15,000
                                          ============      ===========      ============      ===========
                                           $33,550,000       $1,133,000       $28,258,000         $846,000
                                          ============      ===========      ============      ===========

     1998
     Franchise operations:
       United States                       $22,068,000       $2,309,000       $24,584,000         $525,000
       International                           663,000         (314,000)        1,127,000          121,000
     Equipment and design                   14,376,000        1,083,000         2,513,000           60,000
                                          ------------      ------------      -----------      -----------
                                           $37,107,000       $3,078,000       $28,224,000         $706,000
                                          ============      ===========      ============      ===========

Note 14: Subfranchisor Fees and Franchise Revenue

Franchise Fees and Costs

  The initial non-refundable fee for franchisees that have previously never owned a traditional BLIMPIE or MAUI TACOS restaurant is $18,000 and $20,000, respectively. MAUI TACOS agreements include franchise rights to SMOOTHIE ISLAND. BLIMPIE franchisees may purchase a SMOOTHIE ISLAND franchise for $1 to $2,500. These fees generally are payable in cash at the time of execution of the franchise agreement. Additional franchises are awarded at lesser amounts based upon the number of units awarded. The initial non-refundable franchise fee for nontraditional BLIMPIE restaurants, such as those in convenience stores, institutional food service entities, colleges, schools, mass feeders, hospitals and others range from $1.00 to $18,000 (depending upon the number of nontraditional restaurant transactions executed, the location of the nontraditional franchised restaurant, the marketing area and other subjective matters). The Company reserves the right to issue franchises to its subfranchisors or their designees for $1.00 to $5,000 each in order to accelerate the development of the area of the subfranchisor. The Company defers recognition of the revenues and costs related to these transactions until the restaurant is opened.

  The number of franchised BLIMPIE restaurants open as of June 30, 2000, 1999, and 1998 were 1,990 (1,933 United States, 57 International), 2,097 (2,040 United States, 57 International), and 1,972 (1,935 United States, 37 International), respectively. There were five PASTA CENTRAL locations co-branded with BLIMPIE locations as of June 30, 2000 and three as of June 30, 1999. There were eight MAUI TACOS restaurants operating as of June 30, 2000, five of which were franchised and three of which the Company had full or partial ownership. There was one Company-owned MAUI TACOS restaurant

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 14: Subfranchisor Fees and Franchise Revenue (continued)

Franchise Fees and Costs (continued)

operating as of June 30, 1999. There were 50 SMOOTHIE ISLAND locations co-branded with either a BLIMPIE or MAUI TACOS restaurant as of June 30, 2000, and 30 as of June 30, 1999. There were three Company-owned SMOOTHIE ISLAND JUICE BAR locations operating as of June 30, 2000.

  The following is a summary of the deferred franchise revenues and costs.

                                                                                     Number
                                                 Revenues            Costs          of Units
                                               -----------        -----------      ----------
  Balance June 30, 1997                        $ 3,541,000        $ 2,688,000             773
  Franchises awarded                             2,672,000          2,092,000             439
  Revenue recognized                            (3,308,000)        (2,556,000)           (697)
                                               -----------        -----------      ----------
  Balance June 30, 1998                          2,905,000          2,224,000             515
  Franchises awarded                             2,209,000          1,221,000             311
  Revenue recognized                            (2,592,000)        (1,888,000)           (470)
                                               -----------        -----------      ----------
  Balance June 30, 1999                          2,522,000          1,557,000             356
  Franchises awarded                             1,319,000            758,000             236
  Revenue recognized                            (1,939,000)        (1,153,000)           (316)
                                               -----------        -----------      ----------
  Balance June 30, 2000                        $ 1,902,000        $ 1,162,000             276
                                               ===========        ===========      ==========

  According to the terms of signed agreements between the Company and its franchisees, the Company is obligated, among other things, to supply to the franchisee logo types, dies, mats, etc., of its trademarks, along with sets of materials, manuals and forms at a price equivalent to the Company's cost for such materials, and certain training and continued support. The Company, in conjunction with the subfranchisors and master licensors, assists in the selection and purchase of equipment and helps the franchisee to obtain financing of the initial cost of franchising. Subfranchisors and master licensors are responsible for providing day-to-day operational support for BLIMPIE and MAUI TACOS franchise restaurants in their territory, and in return receive compensation approximating half of the fees collected from the individual BLIMPIE and MAUI TACOS franchises. These services are performed under the Company's supervision.

Subfranchisor and Master Licensor Fees

  The subfranchisor and master licensor fee ranges from $10,000 to $575,000. These fees typically are established by calculating the population of the area of the subfranchisor or master licensor and multiplying the population by $0.10 for the United States and $0.01 to $0.10 for International. Subfranchisors and master licensors in operation as of June 30, 2000, 1999 and 1998 were 107 (85 United States, 22 International), 106 (85 United States, 21 International) and 105 (86 United States, 19 International), respectively. During the year ended June 30, 1995, the Company implemented new subfranchisor agreements that provide for annual renewals. Pursuant to the new form of agreement, the Company sells a territory to a subfranchisor or master licensor for a one-year period, followed by four to ten renewal terms, all but the last of which are annual in duration. If the subfranchisor or master licensor has met all terms and conditions of the subfranchise or master license agreement during the initial one year term and each of the one year renewal terms, a right is granted during the final renewal term upon payment of the fee set forth in the agreement such that the entire term of the agreement is 50 to 60 years.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 14: Subfranchisor Fees and Franchise Revenue (continued)

Subfranchisor and Master Licensor Fees (continued)

  Effective July 1, 1998, the Company changed its accounting policy related to the recognition of subfranchisor and master licensor fees (see Note 2). This change was accounted for as a cumulative effect adjustment in fiscal 1999, as reflected in the table below. The following is a summary of the remaining deferred subfranchisor fees:

                                                                         Revenues                  Costs
                                                                       -----------              ----------
                    Balance June 30, 1997                              $   472,000
                    Subfranchisor fees                                      32,000
                    Contracts amended                                     (180,000)
                    Revenue recognized                                    (269,000)
                                                                       -----------
                    Balance June 30, 1998                                   55,000
                    Cumulative effect of accounting change               6,840,000              $1,652,000
                    Sales of subfranchises and
                        master licenses                                    805,000                 133,000
                    Revenue recognized                                  (1,437,000)               (267,000)
                                                                       -----------              ----------
                    Balance June 30, 1999                                6,263,000               1,518,000
                    Sales of subfranchises and
                        master licenses                                    891,000                  62,000
                    Revenue recognized                                  (1,565,000)               (302,000)
                                                                       -----------              ----------
                    Balance June 30, 2000                              $ 5,589,000              $1,278,000
                                                                       ===========              ==========

Note 15: Earnings Per Share

  Earnings per share on a basic and diluted basis is calculated as follows:

                                                                      2000             1999             1998
                                                                   ----------       ----------       ----------
  Income before cumulative effect of change
    in accounting principle                                        $1,095,000       $1,156,000       $2,444,000
                                                                   ==========       ==========       ==========
  Calculation of weighted average shares
    outstanding plus assumed exercises:
      Weighted average basic shares outstanding                     9,446,000        9,467,000        9,533,000
      Effect of dilutive employee stock options                         7,000            5,000           16,000
                                                                   ----------       ----------       ----------
      Weighted average diluted shares outstanding                   9,453,000        9,472,000        9,549,000
                                                                   ==========       ==========       ==========

  Basic earnings per share before cumulative effect
    of change in accounting principle                              $     0.12       $     0.12       $     0.26
                                                                   ==========       ==========       ==========
  Diluted earnings per share before cumulative effect
    of change in accounting principle                              $     0.12       $     0.12       $     0.26
                                                                   ==========       ==========       ==========

  Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per share before cumulative effect of change in accounting principle because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidilutive: fiscal 2000 - 603,000 shares at prices ranging from $2.69 to $14.75, fiscal 1999 - 590,000 shares at prices ranging from $3.03 to $14.75, and fiscal 1998 - 182,000 shares at prices ranging from $5.50 to $14.75.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

--------------------------------------------------------------------------------

Note 16: Quarterly Information (Unaudited)

  The following table sets forth a summary of the unaudited quarterly results of operations for the twelve month periods ended June 30, 2000 and June 30, 1999.

                                                              Quarter
                         -------------------------------------------------------------------------------
2000                            First                Second              Third               Fourth               Total
                         ------------------    -----------------   -----------------   -----------------    -----------------
Total revenues                  $ 8,402,000           $7,191,000          $7,249,000          $8,175,000          $31,017,000
Gross profit                      3,355,000            3,286,000           3,047,000           3,134,000           12,822,000
Net income                          283,000              466,000             263,000              83,000            1,095,000
Earnings per share:
 Basic and diluted              $      0.03           $     0.05          $     0.03          $     0.01          $      0.12

1999
Total revenues                  $ 8,614,000           $8,584,000          $7,798,000          $8,554,000          $33,550,000
Gross profit                      3,250,000            3,287,000           3,348,000           3,404,000           13,289,000
Income (loss) before
 cumulative effect of
 change in
 accounting principle               473,000              588,000             530,000            (435,000)           1,156,000
Net income (loss)                (2,900,000)             588,000             530,000            (435,000)          (2,217,000)

Earnings (loss) per share before
 cumulative effect of change in
 accounting principle:
 Basic and diluted              $      0.05           $     0.06          $     0.06          $    (0.05)         $      0.12

  The fourth quarter of fiscal 1999 included provisions, net of tax, of approximately $255,000 to increase the allowance for doubtful accounts, $325,000 for additional professional fees and legal settlements, $260,000 write-down of deferred franchise fees, and $100,000 write-off of start-up costs.

  The quarterly amounts shown for fiscal 1999 above differ from those reported in the Form 10-Q filed for each of the first, second and third quarters. The amounts originally reported were adjusted to reflect the retroactive application of changing to a different subfranchisor and master license fee revenue recognition method (Note 2). Additionally, the amounts shown above for the first, second and third quarters of fiscal 1999 differ from those reported in the respective Form 10-Q due to a reclassification of certain management fees from Management fees and other income to Selling, general and administrative expenses, and for a reclassification of Company restaurant sales and Restaurant operations from Management fees and other income to separate classification in the Statements of operations and comprehensive income (loss).

                       Report of Independent Accountants

To the Board of Directors and Shareholders
Blimpie International, Inc. and Subsidiaries:

In connection with our audit of the consolidated financial statements of Blimpie International, Inc. and Subsidiaries as of June 30, 1998 and for the year then ended, which financial statements are included in this Annual Report of Form 10-K, we have also audited the financial statement schedule on page F-25 herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                   /s/PricewaterhouseCoopers LLP
                                                   -----------------------------

Atlanta, Georgia
August 17, 1998

Blimpie International, Inc. and Subsidiaries
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

------------------------------------------------------------------------------------------------------
                              Column A      Column B      Column C       Column D           Column E
                             -------------------------------------------------------------------------

                             Balance at   Charged to   Charged to                        Balance at
                             Beginning     Cost and       Other                             End of
Description                  of Period     Expenses      Account       Deductions           Period
Year ended June 30, 2000
     Accounts receivable     $     392    $        -   $     102   (1) $      242        $     252
     Notes receivable               81             6          21               26               82

Year ended June 30, 1999
     Accounts receivable           207           306           -              121              392
     Notes receivable               65           101           -               85               81

Year ended June 30, 1998
     Accounts receivable            83           147           -               23              207
     Notes receivable               60             5           -                -               65

(1) Represents amounts recorded as receivables but fully reserved at inception due to collectibility concerns.