Form 10-Q
period 2000-09-30
BLIMPIE INTERNATIONAL INC
filed 2000-11-13
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]  Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2000

                                      OR

            [_]  Transition report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
              For the transition period from ________ to ________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                                ----

There were 9,305,904 shares of the registrant's common stock outstanding as of November 7, 2000.

                          Blimpie International, Inc.

                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 2000


                               Table of Contents



                                                                                                  Page Number
                                                                                                  -----------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets - September 30, 2000
             and June 30, 2000                                                                          3

           Condensed Consolidated Statements of Income - Three
             Months Ended September 30, 2000 and 1999                                                   4

           Condensed Consolidated Statements of Cash Flows - Three
             Months Ended September 30, 2000 and 1999                                                   5

           Notes to Condensed Consolidated Financial Statements                                         6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                        8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                            12

SIGNATURES                                                                                             13

                        PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



(in thousands, except for per share amounts)                                                September 30          June 30
                                                                                                2000                2000
                                                                                            --------------      --------------
                                                                                             (Unaudited)           (Note)
Assets
Current assets:
   Cash and cash equivalents                                                                   $ 7,519            $ 8,272
   Investments                                                                                     708                618
   Accounts receivable, net                                                                      3,117              2,125
   Prepaid expenses and other current assets                                                       969              1,089
   Deferred income taxes                                                                           155                155
   Current portion of notes receivable                                                             533                540
                                                                                               -------            -------
Total current assets                                                                            13,001             12,799
Property and equipment, net                                                                      2,522              2,390
Other assets:
   Notes receivable less current portion, net                                                      638                666
   Investments                                                                                     981                970
   Trademarks, net                                                                               8,219              8,249
   Deferred income taxes                                                                         1,313              1,313
   Other                                                                                           539                673
                                                                                               -------            -------
Total other assets                                                                              11,690             11,871
                                                                                               -------            -------
                                                                                               $27,213            $27,060
                                                                                               =======            =======

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and other current liabilities                                              $ 3,321            $ 3,285
   Customer equipment deposits                                                                     431                238
                                                                                               -------            -------
Total current liabilities                                                                        3,752              3,523
Deferred revenue, net                                                                            4,808              5,051
Shareholders' equity:
   Common stock, $.01 par value                                                                     96                 96
   Additional paid-in capital                                                                    9,030              9,028
   Retained earnings                                                                            10,235             10,075
   Net unrealized gain on marketable securities                                                    106                 41
                                                                                               -------            -------
                                                                                                19,467             19,240
   Treasury stock                                                                                 (754)              (694)
   Subscriptions receivable                                                                        (60)               (60)
                                                                                               -------            -------
Total shareholders' equity                                                                      18,653             18,486
                                                                                               -------            -------
                                                                                               $27,213            $27,060
                                                                                               =======            =======

Note: The condensed consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements of the Company at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                                  Three months ended
(in thousands, except for per share amounts)                                                         September 30
                                                                                                 2000              1999
                                                                                                ------            ------
Revenues
   Continuing fees                                                                              $5,204            $4,937
   Subfranchisor fees, master license fees
      and sale of franchises                                                                     1,044             1,108
   Store equipment sales                                                                         1,254             2,098
   License fees and other income                                                                   200               134
   Company restaurant sales                                                                        477               125
                                                                                                ------            ------
                                                                                                 8,179             8,402
Expenses
   Subfranchisors' share of franchise
      and continuing fees                                                                        3,150             3,037
   Store equipment cost of sales                                                                 1,103             1,889
   Selling, general and administrative expenses                                                  2,903             2,991
   Company restaurant operations                                                                   852               121
                                                                                                ------            ------
                                                                                                 8,008             8,038
                                                                                                ------            ------
Operating income                                                                                   171               364
Interest income                                                                                    169               182
                                                                                                ------            ------
Income before income taxes                                                                         340               546
Income taxes                                                                                       180               263
                                                                                                ------            ------
Net income                                                                                      $  160            $  283
                                                                                                ======            ======
Basic and diluted earnings per share                                                            $ 0.02            $ 0.03
                                                                                                ======            ======
Weighted average basic shares outstanding                                                        9,339             9,471
                                                                                                ======            ======
Weighted average diluted shares outstanding                                                      9,339             9,498
                                                                                                ======            ======
Dividends declared per share                                                                    $0.035            $0.035
                                                                                                ======            ======


See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                   Three months ended
(in thousands)                                                                                         September 30
                                                                                                  2000               1999
                                                                                                -------            -------
Cash Flows From Operating Activities
   Net income                                                                                   $  160             $  283
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                                                262                223
      Incentive stock granted                                                                        2                  6
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                                 (992)              (249)
         Prepaid expenses and other current assets                                                 120                 10
         Other assets                                                                              134                (96)
         Notes receivable                                                                           35                (40)
         Accounts payable and other current liabilities                                            229               (775)
         Income taxes payable                                                                        -                119
         Deferred revenue, net                                                                    (243)              (138)
                                                                                                ------             ------
            Net cash used in operating activities                                                 (293)              (657)

Cash Flows From Investing Activities
   Proceeds from sale of available-for-sale securities                                               -              2,068
   Reinvested dividends of available-for-sale securities                                           (36)                (1)
   Purchase of trademarks                                                                          (47)                (8)
   Purchases of property and equipment                                                            (317)              (134)
                                                                                                ------             ------
            Net cash (used in) provided by investing activities                                   (400)             1,925


Cash Flows From Financing Activities
   Purchases of treasury stock                                                                     (60)                 -
                                                                                                ------             ------
            Net cash used in financing activities                                                  (60)                 -
                                                                                                ------             ------
Net (decrease) increase in cash and cash equivalents                                              (753)             1,268
Cash and cash equivalents at beginning of period                                                 8,272              4,682
                                                                                                ------             ------
Cash and cash equivalents at end of period                                                      $7,519             $5,950
                                                                                                ======             ======

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2000 (Unaudited)

Note 1: Basis of Presentation
The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and should be read in conjunction with the Company's June 30, 2000 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2000 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. Historically, revenues from continuing fees are highest in the Company's first and fourth fiscal quarters, and decrease in the second and third fiscal quarters, due to seasonal factors.

No significant events have occurred subsequent to the end of fiscal year 2000, and no material contingencies exist which would require disclosure in this interim report.

Note 2: Earnings per Share
Earnings per share on a basic and diluted basis is calculated as follows:

                                                                Three months ended
                                                                   September 30,
(in thousands, except per share amounts)                        2000             1999
                                                              ------           ------
Net income                                                    $  160           $  283
                                                              ======           ======
Calculation of weighted average shares
   outstanding plus assumed conversions:
      Weighted average basic shares outstanding                9,339            9,471
      Effect of dilutive employee stock options                    -               27
                                                              ------           ------
      Weighted average diluted shares outstanding              9,339            9,498
                                                              ======           ======
Basic earnings per share                                      $ 0.02           $ 0.03
                                                              ======           ======
Diluted earnings per share                                    $ 0.02           $ 0.03
                                                              ======           ======


Note 3: Comprehensive Income
Comprehensive income consists of the following:

                                                                 Three months ended
                                                                    September 30,
(in thousands)                                                  2000             1999
                                                               ------           ------
Net income                                                     $ 160            $ 283
Net unrealized gain (loss) on
   marketable securities                                          65              (24)
                                                               -----            -----
Comprehensive income                                           $ 225            $ 259
                                                               =====            =====

Note 4: Segment Information
Interim financial information by identifiable segments is as follows:


(in thousands)                                                                  Operating
Three Months Ended                                                                Income
September 30, 2000                                             Revenue            (Loss)
                                                               -------          ---------
Franchise operations:
  United States                                                 $6,302             $ 621
  International                                                    135               (43)
Equipment and design                                             1,265               (32)
Company restaurants                                                477              (375)
                                                                ------             -----
                                                                $8,179               171
                                                                ======
Interest income                                                                      169
                                                                                   -----
Income before income taxes                                                         $ 340
                                                                                   =====

Three Months Ended
September 30, 1999
Franchise operations:
  United States                                                 $6,075             $ 546
  International                                                     92              (137)
Equipment and design                                             2,110               (49)
Company restaurant                                                 125                 4
                                                                ------             -----
                                                                $8,402               364
                                                                ======
Interest income                                                                      182
                                                                                   -----
Income before income taxes                                                         $ 546
                                                                                   =====


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

Overview

     During the first quarter of fiscal 2001, we achieved record continuing fee revenues. Continuing fees were $5,204,000, an increase of 5.4% over the first quarter of fiscal 2000, despite having fewer locations open during the quarter. BLIMPIE Subs & Salads' traditional location same store sales increased 5.0% during the quarter, and a greater percentage of the open locations were higher volume traditional locations as opposed to lower volume nontraditional ones. Further, we reduced our selling, general and administrative expenses by 2.9% from the first quarter of fiscal 2000. The combination of these factors resulted in a strong performance by the BLIMPIE Subs & Salads division for the quarter.

     The improvements in the BLIMPIE Subs & Salads division were offset by losses from Company restaurant operations, which were $375,000 in the first quarter of fiscal 2001, compared to income from Company restaurant operations of $4,000 in the first quarter of fiscal 2000. The change in the profitability of these operations was due to losses incurred at the Company-owned MAUI TACOS locations in New York City and the SMOOTHIE ISLAND JUICE BAR locations in Houston, TX. These losses were attributable primarily to pre-opening costs associated with opening three SMOOTHIE ISLAND JUICE BAR locations during the quarter. Additionally, we closed one of the MAUI TACOS locations in New York City and wrote off the related investment, which resulted in greater losses from Company restaurant operations during the quarter.

     The net result of these divergent trends was a decrease in net income per diluted share from $0.03 in the three months ended September 30, 1999 to $0.02 in the three months ended September 30, 2000. We expect that we will continue to incur losses in our Company-owned restaurant operations in the remainder of fiscal 2001, but believe that these losses will begin to decline as the new Company-owned restaurants and the related concepts begin to mature, and pre-opening costs decrease due to fewer new Company-owned store openings. No assurance can be given that the losses from the new concepts will decrease in fiscal 2001, or that the Company will improve its net income or its earnings per share. Currently, we plan to open a co-branded BLIMPIE Subs & Salads / PASTA CENTRAL and SMOOTHIE ISLAND location in Athens, GA during the second quarter of fiscal 2001. No additional Company-owned locations are planned at this time.

Results of Operations

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

     Our net income decreased 43.5% to $160,000 in the three months ended September 30, 2000 from $283,000 in the three months ended September 30, 1999. Our basic and diluted earnings per share decreased 33.3% to $0.02 per share in the three months ended September 30, 2000 from $0.03 per share in the three months ended September 30, 1999. Such decreases are attributable primarily to losses incurred in Company restaurant operations, as discussed further in the Overview above, as well as in the discussion below.

     Our continuing fees derived from franchises increased 5.4% to $5,204,000 in the three months ended September 30, 2000 from $4,937,000 in the three months ended September 30, 1999. This increase was due primarily to a 5.0% increase in same store sales for BLIMPIE Subs & Salads traditional locations. The number of open outlets decreased from 2,117 at September 30, 1999 to 1,990 at September 30, 2000. However, a greater percentage of the locations were higher volume traditional locations in the current quarter, as the shift in location type from nontraditional to traditional begun in fiscal 2000 continued into the first quarter of fiscal 2001.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 5.8% to $1,044,000 in the three months ended September 30, 2000 from $1,108,000 in the three months ended September 30, 1999. The following table summarizes the components of these fees for the three months ended September 30, 2000 and 1999:

                                                                Three Months Ended
                                                                    September 30,
(amounts in 000's)                                              2000              1999          Change
                                                              -----------------------------------------
Amortization of deferred subfranchise
  and master license fees                                     $  385            $  387            -0.5%
Franchise fees                                                   529               588           -10.0%
Resale and other fees                                            130               133            -2.3%
                                                              -----------------------------------------
   Total                                                      $1,044            $1,108            -5.8%
                                                              =========================================


     The amortization of deferred subfranchise and master license fees for the three months ended September 30, 2000 was 0.5% lower than the amortization for the same three months of the prior fiscal year, due primarily to certain deferred amounts becoming fully amortized. Revenues from sales of franchises decreased 10.0% in the three months ended September 30, 2000 from the three months ended September 30, 1999 due primarily to a 35.4% decrease in new outlets opened, from 82 new outlets in the three months ended September 30, 1999 to 53 new outlets in the three months ended September 30, 2000. This decrease was partially offset by an increase in the revenue per outlet, as well as the recognition of franchise fees for franchises sold but not opened after two years. Resale and other fees decreased 2.3% in the three months ended September 30, 2000.

     Store equipment sales decreased 40.2% to $1,254,000 in the three months ended September 30, 2000 from $2,098,000 in the three months ended September 30, 1999. This decrease was consistent with the 35.4% decrease in new outlets opened during the three months ended September 30, 2000 when compared to the same period of the prior fiscal year. The decrease in equipment sales was greater than the decrease in new outlets due to lower sales to non-affiliates, and the absence of any sales of POS systems in the current quarter.

     License fees and other income for the three months ended September 30, 2000 increased 49.3% to $200,000 from $134,000 in the three months ended September 30, 1999. This increase was due to greater license fees from the sale of Blimpie branded products, as well as royalties from the Canteen Vending Service Program.

     Company restaurant sales increased 281.6% to $477,000 in the three months ended September 30, 2000 from $125,000 in the three months ended September 30, 1999. This increase was due to an increase in the number of Company-owned outlets from one MAUI TACOS location in the fiscal 2000 period, versus three MAUI TACOS locations and six SMOOTHIE ISLAND JUICE BAR locations in the current period.

     The Subfranchisors' shares of continuing and franchise fees increased 3.7% to $3,150,000 in the three months ended September 30, 2000 from $3,037,000 in the three months ended September 30, 1999. This increase was due primarily to the 5.4% increase in continuing fees, and was partially offset by the decrease in franchise fees.

     Store equipment cost of sales decreased 41.6% to $1,103,000 in the three months ended September 30, 2000 from $1,889,000 in the three months ended September 30, 1999. This decrease was due to the 40.2% decrease in store equipment sales, and the increase in the gross profit on those sales. The gross margin on store equipment sales increased to 12.0% in the three months ended September 30, 2000 from 10.0% in the three months ended September 30, 1999 due to a favorable product mix during the current year.

     Selling, general and administrative expense decreased 2.9% to $2,903,000 in the three months ended September 30, 2000 from $2,991,000 in the three months ended September 30, 1999. This decrease was due primarily to lower personnel and related costs resulting from staff reductions during fiscal 2000 and in the current period.

     Company restaurant operations increased 604.1% to $852,000 in the three months ended September 30, 2000 from $121,000 in the three months ended September 30, 1999. This increase was due primarily to the 281.6% increase in the related revenues generated by additional locations. Additionally, we experienced high pre-opening costs in locations opened during the quarter, existing locations are operating at losses, and one location was closed during the three months ended September 30, 2000. As a result, we incurred losses of $375,000 from Company restaurant operations during the current period. We expect that we will continue to incur losses in our restaurant operations in the remainder of fiscal 2001, but believe that these losses will begin to decline as the restaurants and the related concepts begin to mature, and pre-opening costs decrease due to fewer new Company-owned store openings. No assurance can be given that the losses from the new concepts will decrease in fiscal 2001, or that we will improve our net income or our earnings per share.

     Interest income in the three months ended September 30, 2000 decreased by 7.1% to $169,000 from $182,000 in the three months ended September 30, 1999. This decrease resulted from lower average investments and notes receivable outstanding.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 52.9% in the three months ended September 30, 2000 and 48.2% in the three months ended September 30, 1999. The increase in the effective rate was due to certain losses of our majority-owned subsidiary, Maui Tacos International, Inc., which may not be deductible for tax purposes in fiscal 2001. Such losses were a greater percentage of income before income taxes in the current year period, resulting in a higher effective income tax rate.

Liquidity and Capital Resources

     Our cash used in operating activities was $293,000 in the three months ended September 30, 2000 and $657,000 in the three months ended September 30, 1999. The decrease in the use of cash is due primarily to an increase in accounts payable and other current liabilities, partially offset by a greater increase in accounts receivable.

     Net cash used in investing activities during the three months ended September 30, 2000 was $400,000. Net cash provided by investing activities during the three months ended September 30, 1999 was $1,925,000. The change between the two periods is due primarily to proceeds from the sale of securities in the prior period, with no similar activity in the current period.

     Net cash used in financing activities was $60,000 in the three months ended September 30, 2000. There were no cash flows from financing activities in the three months ended September 30, 1999. The cash used in financing activities was due to the purchases of treasury stock in the current period.

     The Company's primary liquidity needs arise from expansion, capital expenditures and dividend payments. These needs are primarily met by the cash flows from operations and from the Company's cash and investments. The Company believes that the cash flows from operations and the Company's cash and investments will be sufficient to fund its future liquidity needs for the foreseeable future.

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

                                Blimpie International, Inc.
                                     (Registrant)



Dated:  November 9, 2000        By: /s/  Brian D. Lane
                                    -------------------------------------------
                                    Brian D. Lane
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)