Form 10-Q
period 2000-12-31
BLIMPIE INTERNATIONAL INC
filed 2001-02-12
CIK 895477

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [ X ]  Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended December 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                                ------

There were 9,249,297 shares of the registrant's common stock outstanding as of January 31, 2001.

                          Blimpie International, Inc.

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended December 31, 2000


                               Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - December 31, 2000
           and June 30, 2000                                                   3

          Condensed Consolidated Statements of Income - Three and Six
           Months Ended December 31, 2000 and 1999                             4

          Condensed Consolidated Statements of Cash Flows - Six
           Months Ended December 31, 2000 and 1999                             5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

                         PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)                           December 31      June 30
                                                                           2000           2000
                                                                       -----------    -----------
Assets                                                                 (Unaudited)        (Note)
Current assets:
  Cash and cash equivalents                                              $  7,213        $  8,272
  Investments                                                                 732             618
  Accounts receivable, net                                                  2,445           2,125
  Prepaid expenses and other current assets                                   802           1,089
  Deferred income taxes                                                       155             155
  Current portion of notes receivable                                         497             540
                                                                         --------        --------
Total current assets                                                       11,844          12,799
Property and equipment, net                                                 2,541           2,390
Other assets:
  Notes receivable less current portion, net                                  590             666
  Investments                                                               1,002             970
  Trademarks, net                                                           8,145           8,249
  Deferred income taxes                                                     1,313           1,313
  Other                                                                       603             673
                                                                         --------        --------
Total other assets                                                         11,653          11,871
                                                                         --------        --------
                                                                         $ 26,038        $ 27,060
                                                                         ========        ========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and other current liabilities                         $  2,818        $  3,285
  Customer equipment deposits                                                 215             238
                                                                         --------        --------
Total current liabilities                                                   3,033           3,523
Deferred revenue, net                                                       4,483           5,051
Shareholders' equity:
  Common stock, $.01 par value                                                 96              96
  Additional paid-in capital                                                9,030           9,028
  Retained earnings                                                        10,104          10,075
  Net unrealized gain on marketable securities                                147              41
                                                                         --------        --------
                                                                           19,377          19,240
  Treasury stock                                                             (795)           (694)
  Subscriptions receivable                                                    (60)            (60)
                                                                         --------        --------
Total shareholders' equity                                                 18,522          18,486
                                                                         --------        --------
                                                                         $ 26,038        $ 27,060
                                                                         ========        ========

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

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Three months ended              Six months ended
(in thousands, except for per share amounts)                      December 31                    December 31
                                                              2000           1999           2000            1999
                                                            -------        -------        -------         -------
Revenues
  Continuing fees                                           $ 4,475        $ 4,518        $ 9,679         $ 9,455
  Subfranchisor fees, master license fees
    and sale of franchises                                    1,010            862          2,054           1,970
  Store equipment sales                                       1,536          1,448          2,790           3,546
  License fees and other income                                 148            230            348             364
  Company restaurant sales                                      368            133            845             258
                                                            -------        -------        -------         -------
                                                              7,537          7,191         15,716          15,593
Expenses
  Subfranchisors' share of franchise
    and continuing fees                                       2,640          2,559          5,790           5,596
  Store equipment cost of sales                               1,289          1,191          2,392           3,080
  Selling, general and administrative expenses                2,707          2,621          5,610           5,612
  Company restaurant operations                                 657            155          1,509             276
                                                            -------        -------        -------         -------
                                                              7,293          6,526         15,301          14,564
                                                            -------        -------        -------         -------

Operating income                                                244            665            415           1,029
Interest income                                                 191            172            360             354
                                                            -------        -------        -------         -------

Income before income taxes                                      435            837            775           1,383
Income taxes                                                    239            371            419             634
                                                            -------        -------        -------         -------

Net income                                                  $   196        $   466        $   356         $   749
                                                            =======        =======        =======         =======

Basic and diluted earnings per share                        $  0.02        $  0.05        $  0.04         $  0.08
                                                            =======        =======        =======         =======

Weighted average basic shares outstanding                     9,303          9,498          9,321           9,484
                                                            =======        =======        =======         =======
Weighted average diluted shares outstanding                   9,303          9,498          9,321           9,498
                                                            =======        =======        =======         =======

Dividends declared per share                                $     -        $     -        $ 0.035         $ 0.035
                                                            =======        =======        =======         =======

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six months ended
(in thousands)                                                                  December 31
                                                                           2000            1999
                                                                         --------        --------
Cash Flows From Operating Activities
  Net income                                                             $    356        $    749
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                           513             415
      Incentive stock granted                                                   2               6
      Changes in operating assets and liabilities:
        Accounts receivable, net                                             (320)             98
        Prepaid expenses and other current assets                            (171)           (150)
        Other assets                                                           70            (215)
        Income taxes receivable                                               458               -
        Notes receivable                                                      119              47
        Accounts payable and other current liabilities                       (490)         (1,359)
        Income taxes payable                                                    -             382
        Deferred revenue, net                                                (568)           (207)
                                                                         --------        --------
          Net cash used in operating activities                               (31)           (234)

Cash Flows From Investing Activities
  Proceeds from sale of available-for-sale securities                           -           2,567
  Reinvested dividends of available-for-sale securities                       (40)             (2)
  Purchase of trademarks                                                      (50)            (81)
  Purchases of property and equipment                                        (510)           (273)
                                                                         --------        --------
          Net cash (used in) provided by investing activities                (600)          2,211

Cash Flows From Financing Activities
  Purchases of treasury stock                                                (101)             (9)
  Cash dividends paid                                                        (327)           (335)
                                                                         --------        --------
          Net cash used in financing activities                              (428)           (344)
                                                                         --------        --------

Net (decrease) increase in cash and cash equivalents                       (1,059)          1,633
Cash and cash equivalents at beginning of period                            8,272           4,682
                                                                         --------        --------
Cash and cash equivalents at end of period                               $  7,213        $  6,315
                                                                         ========        ========

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Six Months Ended December 31, 2000 (Unaudited)

Note 1: Basis of Presentation
The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and should be read in conjunction with the Company's June 30, 2000 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of December 31, 2000 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. Historically, revenues from continuing fees are highest in the Company's first and fourth fiscal quarters, and decrease in the second and third fiscal quarters, due to seasonal factors.

No significant events have occurred subsequent to the end of fiscal year 2000, and no material contingencies exist which would require disclosure in this interim report.

Note 2: Earnings per Share
Earnings per share on a basic and diluted basis is calculated as follows:

                                                             Three months ended                 Six months ended
                                                                 December 31                       December 31
(in thousands, except per share amounts)                   2000             1999             2000             1999
                                                      --------------   --------------   --------------   --------------
Net income                                            $          196   $          466   $          356   $          749
                                                      ==============   ==============   ==============   ==============

Calculation of weighted average shares
   outstanding plus assumed conversions:
      Weighted average basic shares outstanding                9,303            9,498            9,321            9,484
      Effect of dilutive employee stock options                    -                -                -               14
                                                      --------------   --------------   --------------   --------------
      Weighted average diluted shares outstanding              9,303            9,498            9,321            9,498
                                                      ==============   ==============   ==============   ==============
Basic earnings per share                              $         0.02   $         0.05   $         0.04   $         0.08
                                                      ==============   ==============   ==============   ==============
Diluted earnings per share                            $         0.02   $         0.05   $         0.04   $         0.08
                                                      ==============   ==============   ==============   ==============

Note 3: Comprehensive Income
Comprehensive income consists of the following:

                                                              Three months ended                  Six months ended
                                                                 December 31                        December 31
(in thousands)                                              2000             1999              2000             1999
                                                      --------------   --------------    --------------   --------------
Net income                                            $          196   $          466    $          356   $          749
Net unrealized gain (loss) on
   marketable securities                                          41              (14)              106              (38)
                                                      --------------   --------------    --------------   --------------
Comprehensive income                                  $          237   $          452    $          462   $          711
                                                      ==============   ==============    ==============   ==============

Note 4: Segment Information
Interim financial information by identifiable segments is as follows:

                                                                              Three months ended
                                                      -------------------------------------------------------------------
(in thousands)                                               December 31, 2000                    December 31, 1999
                                                      ------------------------------       ------------------------------
                                                                         Operating                            Operating
                                                                           Income                               Income
                                                        Revenue            (Loss)            Revenue            (Loss)
                                                      -----------       ------------       -----------       ------------
Franchise operations:
  United States                                       $     5,479       $        609       $      5,483      $        754
  International                                               145                (59)               116               (88)
Equipment and design                                        1,545                (17)             1,459                21
Company restaurants                                           368               (289)               133               (22)
                                                      -----------       ------------       ------------      ------------
                                                      $     7,537                244       $      7,191               665
                                                      ===========                          ============
Interest income                                                                  191                                  172
                                                                        ------------                         ------------
Income before income taxes                                              $        435                         $        837
                                                                        ============                         ============

                                                                              Six months ended
                                                      -------------------------------------------------------------------
                                                            December 31, 2000                     December 31, 1999
                                                      ------------------------------        -----------------------------
                                                                         Operating                            Operating
                                                                          Income                               Income
                                                        Revenue           (Loss)              Revenue          (Loss)
                                                      -----------       ----------          -----------    --------------
Franchise operations:
  United States                                           $11,781        $     1,230        $    11,558      $      1,300
  International                                               280               (102)               208              (225)
Equipment and design                                        2,810                (49)             3,569               (28)
Company restaurants                                           845               (664)               258               (18)
                                                      -----------        -----------        -----------      ------------
                                                      $    15,716                415        $    15,593             1,029
                                                      ===========                           ===========
Interest income                                                                  360                                  354
                                                                         -----------                         ------------
Income before income taxes                                               $       775                               $1,383
                                                                         ===========                         ============

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

Overview

     We engage in franchising, subfranchising and master licensing the BLIMPIE trademarks, trade names, service marks, logos, marketing concepts and marketing programs. We franchise BLIMPIE(R) Subs & Salads and PASTA CENTRAL(TM) and are the majority owner of Maui Tacos International, Inc. ("Maui Tacos"), the franchisor of MAUI TACOS(TM) and SMOOTHIE ISLAND(TM). Currently, we operate one MAUI TACOS restaurant in New York City and one in Atlanta, Georgia, and we operate six SMOOTHIE ISLAND JUICE BAR restaurants in Houston, TX. The remainder of the locations operating under our brands are franchised locations. We have not franchised any SMOOTHIE ISLAND JUICE BAR locations to date.

     BLIMPIE Subs & Salads' traditional location same store sales increased 3.8% during the quarter and 4.7% for the six months ended December 31, 2000. We also opened five MAUI TACOS and four PASTA CENTRAL locations during the quarter, including one MAUI TACOS location in the Minneapolis airport.

     The improvements in the franchise operations were offset by losses from Company restaurant operations, which were $289,000 in the second quarter of fiscal 2001, compared to losses of $22,000 in the second quarter of fiscal 2000. The change in the profitability of these operations was due to losses incurred at the Company-owned MAUI TACOS location in New York City and the SMOOTHIE ISLAND JUICE BAR locations in Houston, TX. These losses were attributable primarily to low sales in the restaurants caused by the immaturity of the concepts in their markets, and poor weather conditions during most of the quarter.

     For the quarter and six months ended December 31, 2000, we earned $0.02 and $0.04 per share, respectively, down from $0.05 and $0.08 in the corresponding periods of the prior year. We expect that we will continue to incur losses in our Company-owned restaurant operations in the remainder of fiscal 2001. We currently are exploring alternatives for certain of these locations, including possibly turning the locations into franchised outlets or even closing the locations. If we are not able to sell a location for at least the net amount we have invested in it, we may incur additional losses on the sale or closing of the location. However, such losses, if incurred, would be non-recurring in nature and should impact only the quarter in which the location is closed. We do not believe that the sale or closing of the Company-owned MAUI TACOS locations will significantly impact the development of this concept. However, we do believe that our ability to franchise the SMOOTHIE ISLAND JUICE BAR concept depends on the success of the Company-owned locations in Houston. If we are unable to improve the operations of these locations, we may have to reassess our plans to subfranchise and franchise this concept.

Results of Operations

Three and Six Months Ended December 31, 2000 Compared with Three and Six Months Ended December 31, 1999

     Our net income decreased 57.9% to $196,000 in the three months ended December 31, 2000 from $466,000 in the three months ended December 31, 1999. Our basic and diluted earnings per share decreased 60.0% to $0.02 per share in the three months ended December 31, 2000 from $0.05 per share in the three months ended December 31, 1999. Such decreases are attributable primarily to losses incurred in Company restaurant operations, as discussed further in the Overview above, as well as in the discussion below.

     Our continuing fees derived from franchises decreased 1.0% to $4,475,000 in the three months ended December 31, 2000 from $4,518,000 in the three months ended December 31, 1999. This decrease was due primarily to a 7.3% decrease in the number of open BLIMPIE Subs & Salads outlets from 2,126 at December 31, 1999 to 1,971 at December 31, 2000. This decrease in open outlets was partially offset by a 3.8% increase in same store sales for BLIMPIE Subs & Salads traditional locations. Continuing fees increased 2.4% to $9,679,000 in the six months ended December 31, 2000 from $9,455,000 in the six months ended December 31, 1999 due to a 4.7% increase in same store sales for the six-month period, partially offset by a lower number of open outlets.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises increased 17.2% to $1,010,000 in the three months ended December 31, 2000 from $862,000 in the three months ended December 31, 1999. These revenues increased 4.3% to $2,054,000 in the six months ended December 31, 2000 from $1,970,000 in the six months ended December 31, 1999. The following table summarizes the components of these fees for the three and six months ended December 31, 2000 and 1999:

                                                                   Three Months Ended December 31,
(amounts in 000's)                                               2000              1999         Change
                                                              ----------------------------------------
Amortization of deferred subfranchise
  and master license fees                                     $   362             $ 387           -6.5%
Franchise fees                                                    511               392           30.4%
Resale and other fees                                             137                83           65.1%
                                                              ----------------------------------------
   Total                                                      $ 1,010             $ 862           17.2%
                                                              ========================================

                                                                    Six Months Ended December 31,
(amounts in 000's)                                               2000              1999         Change
                                                              ----------------------------------------

Amortization of deferred subfranchise
  and master license fees                                     $   747           $   774           -3.5%
Franchise fees                                                  1,040               980            6.1%
Resale and other fees                                             267               216           23.6%
                                                              ----------------------------------------
   Total                                                      $ 2,054           $ 1,970            4.3%
                                                              ========================================

     The amortization of deferred subfranchise and master license fees for the three and six months ended December 31, 2000 was 6.5% and 3.5% lower, respectively, than the amortization for the same periods of the prior fiscal year, due primarily to certain deferred amounts becoming fully amortized. Revenues from sales of franchises increased 30.4% and 6.1% in the three and six months ended December 31, 2000, respectively, from the three and six months ended December 31, 1999. These increases were due primarily to a higher average franchise fee per location opened, as well as and increase in the recognition of franchise fees for franchises sold but not opened after two years. Store openings in the current quarter included 5 MAUI TACOS locations and 36 BLIMPIE Subs & Salads locations, of which 4 were co-branded with PASTA CENTRAL. In the second quarter of the prior year, we opened four MAUI TACOS location and 32 BLIMPIE Subs & Salads locations, of which one was co-branded with PASTA CENTRAL. Resale and other fees increased 65.1% in the three months ended December 31, 2000 and 23.6% in the six months then ended due primarily to the resale of several subfranchise territories in the current periods.

     Store equipment sales increased 6.1% to $1,536,000 in the three months ended December 31, 2000 from $1,448,000 in the three months ended December 31, 1999. This increase was due to the increase in MAUI TACOS and PASTA CENTRAL locations, which require a more expensive equipment package than a stand-alone BLIMPIE location. Store equipment sales decreased 21.3% to $2,790,000 in the six months ended December 31, 2000 from $3,546,000 in the six months ended December 31, 1999. This decrease in equipment sales was due to a decrease in outlets opened, from 121 total outlets in the six months ended December 31, 1999 to 99 total outlets in the six months ended December 31, 2000. Total outlets includes BLIMPIE Subs & Salads, PASTA CENTRAL and MAUI TACOS.

     License fees and other income for the three months ended December 31, 2000 decreased 35.7% to $148,000 from $230,000 in the three months ended December 31, 1999. License fees and other income for the six months ended December 31, 2000 decreased 4.4% to $348,000 from $364,000 in the six months ended December 31, 1999. These decreases were due to a one-time promotional discount incurred on certain license fees in the current year periods.

     Company restaurant sales increased 176.7% to $368,000 in the three months ended December 31, 2000 from $133,000 in the three months ended December 31, 1999. Company restaurant sales increased 227.5% to $845,000 in the six months ended December 31, 2000 from $258,000 in the six months ended December 31, 1999. These increases were due to an increase in the number of Company-owned outlets from one MAUI TACOS location in the fiscal 2000 period, versus three MAUI TACOS locations and six SMOOTHIE ISLAND JUICE BAR locations open for part or all of the current year periods.

     The Subfranchisors' share of continuing and franchise fees increased 3.2% to $2,640,000 in the three months ended December 31, 2000 from $2,559,000 in the three months ended December 31, 1999. This increase was due primarily to the increases in franchise and resale fees, and was partially offset by the decrease in continuing fees. The Subfranchisors' share of continuing and franchise fees increased 3.5% to $5,790,000 in the six months ended December 31, 2000 from $5,596,000 in the six months ended December 31, 1999. This increase was due to increases in continuing fees, franchise fees and resale fees.

     Store equipment cost of sales increased 8.2% to $1,289,000 in the three months ended December 31, 2000 from $1,191,000 in the three months ended December 31, 1999. This increase was due to the 6.1% increase in store equipment sales, coupled with a decrease in the gross profit on those sales. The gross margin on store equipment sales decreased to 16.1% in the three months ended December 31, 2000 from 17.7% in the three months ended December 31, 1999 due to normal changes in the product mix between periods. Store equipment cost of sales decreased 22.3% to $2,392,000 in the six months ended December 31, 2000 from $3,080,000 in the six months ended December 31, 1999. This decrease was due to the 21.3% decrease in store equipment sales, partially offset by an increase in the gross profit on those sales. The gross margin on store equipment sales increased to 14.3% in the six months ended December 31, 2000 from 13.1% in the six months ended December 31, 1999 due to normal changes in the product mix between periods.

     Selling, general and administrative expense increased 3.3% to $2,707,000 in the three months ended December 31, 2000 from $2,621,000 in the three months ended December 31, 1999. This increase was due primarily to higher personnel and related costs resulting from annual compensation adjustments. Selling, general and administrative expense decreased slightly to $5,610,000 in the six months ended December 31, 2000 from $5,612,000 in the three months ended December 31, 1999.

     Company restaurant operations increased 323.9% to $657,000 in the three months ended December 31, 2000 from $155,000 in the three months ended December 31, 1999. Company restaurant operations increased 446.7% to $1,509,000 in the six months ended December 31, 2000 from $276,000 in the three months ended December 31, 1999. These increases were due primarily to the 176.7% and 227.5% increases in the related revenues generated by additional locations in the three and six months ended December 31, 2000, respectively. Additionally, losses from these operations were greater than anticipated due primarily to low sales in the restaurants caused by the immaturity of the MAUI TACOS and SMOOTHIE ISLAND JUICE BAR concepts in their markets, poor weather conditions during most of the second quarter, and the closing of one MAUI TACOS location in the first quarter of the current year. As a result, we incurred losses of $289,000 and $664,000 in the three and six months ended December 31, 2000, respectively, from Company restaurant operations. We expect that we will continue to incur losses in our Company-owned restaurant operations in the remainder of fiscal 2001. We currently are exploring alternatives for certain of these locations, including possibly turning the locations into franchised outlets or even closing the locations. If we are not able to sell a location for at least the net amount we have invested in it, we may incur additional losses on the sale or closing of the location. However, such losses, if incurred, would be non-recurring in nature and should impact only the quarter in which the location is closed.

     Interest income in the three months ended December 31, 2000 increased 11.0% to $191,000 from $172,000 in the three months ended December 31, 1999. Interest income in the six months ended December 31, 2000 increased 1.7% to $360,000 from $354,000 in the six months ended December 31, 1999. These increases resulted from higher interest earned from notes receivable outstanding and higher interest rates earned on investments.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 54.9% in the three months ended December 31, 2000 and 44.3% in the three months ended December 31, 1999. The effective income tax rates were 54.1% in the six months ended December 31, 2000 and 45.8% in the six months ended December 31, 1999. The increase in the effective rate in the three and six month periods was due to certain losses of our majority-owned subsidiary, Maui Tacos International, Inc., which may not be deductible for consolidated tax purposes in fiscal 2001. Such losses were a greater percentage of income before income taxes in the current year periods, resulting in a higher effective income tax rate.

Liquidity and Capital Resources

     Our cash used in operating activities was $31,000 in the six months ended December 31, 2000 and $234,000 in the six months ended December 31, 1999. The decrease in the use of cash is due primarily to a lower decrease in accounts payable and other current liabilities, partially offset by an increase in accounts receivable, lower net income and a greater decrease in deferred revenue.

     Net cash used in investing activities during the six months ended December 31, 2000 was $600,000. Net cash provided by investing activities during the six months ended December 31, 1999 was $2,211,000. The change between the two periods is due primarily to proceeds from the sale of securities in the prior period, with no similar activity in the current period. Additionally, purchases of property and equipment increased due to the opening of several SMOOTHIE ISLAND JUICE BAR locations in the current year period.

     Net cash used in financing activities was $428,000 in the six months ended December 31, 2000 and $344,000 in the six months ended December 31, 1999. The increase in cash used in financing activities was due to greater purchases of treasury stock in the current period.

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

                        PART II.     Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits.  No exhibits are filed as part of this report:
                 --------

           (b) No Current Reports on Form 8-K were filed by the Company during the quarter for which this report has been filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Blimpie International, Inc.
                                              (Registrant)


Dated: February 12, 2001               By: /s/  Brian D. Lane
                                           -----------------------------
                                           Brian D. Lane
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)