Form 10-Q
period 2001-03-31
BLIMPIE INTERNATIONAL INC
filed 2001-05-10
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [ X ] Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No___
                                                             ---
There were 9,189,319 shares of the registrant's common stock outstanding as of April 26, 2001.

                          Blimpie International, Inc.

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2001

                               Table of Contents

                                                                                                   Page
                                                                                                  Number
                                                                                                -----------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets - March 31, 2001
                  and June 30, 2000                                                                 3

               Condensed Consolidated Statements of Income - Three and Nine
                  Months Ended March 31, 2001 and 2000                                              4

               Condensed Consolidated Statements of Cash Flows - Nine
                  Months Ended March 31, 2001 and 2000                                              5

               Notes to Condensed Consolidated Financial Statements                                 6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               8

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                     13

SIGNATURES                                                                                          14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)                                      March 31        June 30
                                                                                    2001            2000
                                                                                -------------   -------------
Assets                                                                          (Unaudited)        (Note)
Current assets:
    Cash and cash equivalents                                                    $     7,626     $     8,272
    Investments                                                                          732             618
    Accounts receivable, net                                                           2,775           2,125
    Prepaid expenses and other current assets                                            540           1,089
    Deferred income taxes                                                                155             155
    Current portion of notes receivable                                                  619             540
                                                                                -------------   -------------
Total current assets                                                                  12,447          12,799
Property and equipment, net                                                            2,498           2,390
Other assets:
    Notes receivable less current portion, net                                           545             666
    Investments                                                                          987             970
    Trademarks, net                                                                    8,088           8,249
    Deferred income taxes                                                              1,313           1,313
    Other                                                                                604             673
                                                                                -------------   -------------
Total other assets                                                                    11,537          11,871
                                                                                -------------   -------------
                                                                                 $    26,482     $    27,060
                                                                                =============   =============
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and other current liabilities                               $     3,238     $     3,285
    Customer equipment deposits                                                          321             238
                                                                                -------------   -------------
Total current liabilities                                                              3,559           3,523
Deferred revenue, net                                                                  4,363           5,051
Shareholders' equity:
    Common stock, $.01 par value                                                          96              96
    Additional paid-in capital                                                         9,031           9,028
    Retained earnings                                                                 10,299          10,075
    Net unrealized gain on marketable securities                                         120              41
                                                                                -------------   -------------
                                                                                      19,546          19,240
    Treasury stock                                                                      (927)           (694)
    Subscriptions receivable                                                             (59)            (60)
                                                                                -------------   -------------
Total shareholders' equity                                                            18,560          18,486
                                                                                -------------   -------------
                                                                                 $    26,482     $    27,060
                                                                                =============   =============

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

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three months ended             Nine months ended
(in thousands, except for per share amounts)                  March 31                       March 31
                                                         2001           2000           2001            2000
                                                     -------------  -------------  -------------   -------------
Revenues
    Continuing fees                                   $     4,575    $     4,582    $    14,254     $    14,037
    Subfranchisor fees, master license fees
       and sale of franchises                                 968            912          3,022           2,882
    Store equipment sales                                   1,052          1,451          3,842           4,997
    License fees and other income                             207            114            555             478
    Company restaurant sales                                  409            190          1,254             448
                                                     -------------  -------------  -------------   -------------
                                                            7,211          7,249         22,927          22,842
Expenses
    Subfranchisors' share of franchise
       and continuing fees                                  2,817          2,618          8,607           8,214
    Store equipment cost of sales                             916          1,224          3,308           4,304
    Selling, general and administrative expenses            2,531          2,698          8,141           8,310
    Company restaurant operations                             693            360          2,202             636
                                                     -------------  -------------  -------------   -------------
                                                            6,957          6,900         22,258          21,464
                                                     -------------  -------------  -------------   -------------

Operating income                                              254            349            669           1,378
Interest income                                               143            149            503             503
                                                     -------------  -------------  -------------   -------------

Income before income taxes                                    397            498          1,172           1,881
Income taxes                                                  202            235            621             869
                                                     -------------  -------------  -------------   -------------

Net income                                            $       195    $       263    $       551     $     1,012
                                                     =============  =============  =============   =============

Basic and diluted earnings per share                  $      0.02    $      0.03    $      0.06     $      0.11
                                                     =============  =============  =============   =============

Weighted average basic shares outstanding                   9,250          9,452          9,298           9,474
                                                     =============  =============  =============   =============
Weighted average diluted shares outstanding                 9,274          9,452          9,305           9,483
                                                     =============  =============  =============   =============

Dividends declared per share                          $     0.035    $     0.035    $     0.070     $     0.070
                                                     =============  =============  =============   =============

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                          Nine months ended
                                                                                               March 31
(in thousands)                                                                           2001            2000
                                                                                     ------------   -------------
Cash Flows From Operating Activities
    Net income                                                                       $        551   $       1,012
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                         740             618
        Incentive stock granted                                                                 3               6
        Changes in operating assets and liabilities:
          Accounts receivable, net                                                           (650)            158
          Prepaid expenses and other current assets                                           549            (264)
          Other assets                                                                         69            (704)
          Notes receivable                                                                     42             122
          Accounts payable and other current liabilities                                       36          (1,292)
          Income taxes payable                                                                  -             109
          Deferred revenue, net                                                              (688)           (337)
                                                                                     ------------    ------------
            Net cash provided by (used in) operating activities                               652            (572)

Cash Flows From Investing Activities
    Proceeds from sale of available-for-sale securities                                         -           4,084
    Reinvested dividends of available-for-sale securities                                     (52)            (95)
    Purchase of trademarks                                                                    (71)            (81)
    Purchases of property and equipment                                                      (616)           (473)
                                                                                     ------------    ------------
            Net cash (used in) provided by investing activities                              (739)          3,435

Cash Flows From Financing Activities
    Purchases of treasury stock                                                              (233)           (165)
    Collections of subscriptions receivable                                                     1               -
    Cash dividends paid                                                                      (327)           (332)
                                                                                     ------------    ------------
            Net cash used in financing activities                                            (559)           (497)
                                                                                     ------------    ------------

Net (decrease) increase in cash and cash equivalents                                         (646)          2,366
Cash and cash equivalents at beginning of period                                            8,272           4,682
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $      7,626    $      7,048
                                                                                     ============    ============

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Nine Months Ended March 31, 2001 (Unaudited)

Note 1: Basis of Presentation
The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and should be read in conjunction with the Company's June 30, 2000 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2001 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. Historically, revenues from continuing fees are highest in the Company's first and fourth fiscal quarters, and decrease in the second and third fiscal quarters, due to seasonal factors.

No significant events have occurred subsequent to the end of fiscal year 2000, and no material contingencies exist which would require disclosure in this interim report.

Note 2: Earnings per Share
Earnings per share on a basic and diluted basis is calculated as follows:

                                                             Three months ended           Nine months ended
                                                                  March 31                    March 31
(in thousands, except per share amounts)                      2001          2000          2001          2000
                                                          ------------  ------------  ------------  ------------
Net income                                                $        195  $        263  $        551  $      1,012
                                                          ============  ============  ============  ============

Calculation of weighted average shares
 outstanding plus assumed conversions:
      Weighted average basic shares outstanding                  9,250         9,452         9,298         9,474
      Effect of dilutive employee stock options                     24             -             7             9
                                                          ------------  ------------  ------------  ------------
      Weighted average diluted shares outstanding                9,274         9,452         9,305         9,483
                                                          ============  ============  ============  ============
Basic earnings per share                                  $       0.02  $       0.03  $       0.06  $       0.11
                                                          ============  ============  ============  ============
Diluted earnings per share                                $       0.02  $       0.03  $       0.06  $       0.11
                                                          ============  ============  ============  ============

Note 3: Comprehensive Income
Comprehensive income consists of the following:

                                                             Three months ended           Nine months ended
                                                                  March 31                    March 31
(in thousands)                                                2001          2000          2001          2000
                                                          ------------  ------------  ------------  ------------
Net income                                                $        195  $        263  $        551  $      1,012
Net unrealized gain (loss) on
 marketable securities                                             (27)           40            79             2
                                                          ------------  ------------  ------------  ------------
Comprehensive income                                      $        168  $        303  $        630  $      1,014
                                                          ============  ============  ============  ============

Note 4: Segment Information

Interim financial information by identifiable segments is as follows:


                                                                           Three months ended
                                                     --------------------------------------------------------------
(in thousands)                                               March 31, 2001                  March 31, 2000
                                                     ------------------------------   -----------------------------
                                                                        Operating                       Operating
                                                                         Income                          Income
                                                         Revenue         (Loss)          Revenue         (Loss)
                                                     ---------------  -------------   -------------  --------------
Franchise operations:
  United States                                          $ 5,618          $  729         $ 5,513          $  726
  International                                              129             (68)             78            (159)
Equipment and design                                       1,055            (123)          1,468             (48)
Company restaurants                                          409            (284)            190            (170)
                                                      --------------  -------------   -------------  --------------
                                                         $ 7,211             254         $ 7,249             349
                                                      ==============                  =============
Interest income                                                              143                             149
                                                                      -------------                  --------------
Income before income taxes                                                $  397                          $  498
                                                                      =============                  ==============

                                                                           Nine months ended
                                                      -------------------------------------------------------------
                                                               March 31, 2001                  March 31, 2000
                                                      ------------------------------  -----------------------------
                                                                        Operating                       Operating
                                                                         Income                          Income
                                                         Revenue         (Loss)          Revenue         (Loss)
                                                      --------------  --------------  -------------  --------------
Franchise operations:
  United States                                          $17,399          $1,959         $17,071          $2,026
  International                                              409            (170)            286            (384)
Equipment and design                                       3,865            (172)          5,037             (76)
Company restaurants                                        1,254            (948)            448            (188)
                                                      --------------  --------------  -------------  --------------
                                                         $22,927             669         $22,842           1,378
                                                      ==============                  =============
Interest income                                                              503                             503
                                                                      --------------                 --------------
Income before income taxes                                                $1,172                          $1,881
                                                                      ==============                 ==============

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

Overview

         We engage in franchising, subfranchising and master licensing the BLIMPIE trademarks, trade names, service marks, logos, marketing concepts and marketing programs. We franchise BLIMPIE(R) Subs & Salads and PASTA CENTRALTM and are the majority owner of Maui Tacos International, Inc. ("Maui Tacos"), the franchisor of MAUI TACOSTM and SMOOTHIE ISLANDTM. Currently, we operate one MAUI TACOS restaurant in New York City and one in Atlanta, Georgia, as well as six SMOOTHIE ISLAND JUICE BAR restaurants in Houston, TX. We opened a company-owned co-branded BLIMPIE SUBS & SALADS / PASTA CENTRAL / SMOOTHIE ISLAND location in Athens, Georgia in mid-April 2001. All other locations operating under our brands are franchised locations. We have not franchised any SMOOTHIE ISLAND JUICE BAR locations to date.

         BLIMPIE Subs & Salads' traditional location same store sales increased 0.4% during the quarter and 3.3% for the nine months ended March 31, 2001. We opened 50 BLIMPIE Subs & Salads, one PASTA CENTRAL and two MAUI TACOS locations during the third quarter of fiscal 2001. We also reopened one formerly closed MAUI TACOS location, but closed 51 BLIMPIE Subs & Salads locations during the third quarter.

         Our quarterly and year to date results were hurt by losses from Company restaurant operations, which were $284,000 in the third quarter of fiscal 2001, compared to losses of $170,000 in the third quarter of fiscal 2000. The loss from Company restaurant operations was $948,000 for the nine months ended March 31, 2001 and $188,000 for the nine months ended March 31, 2000. We are incurring the majority of these losses at the Company-owned MAUI TACOS location in New York City and the SMOOTHIE ISLAND JUICE BAR locations in Houston, Texas. Because these operations have been unable to achieve profitability, we have decided to sell or close each of these locations by the end of our fiscal year, if possible. We intend to sell the MAUI TACOS location as a franchised MAUI TACOS restaurant. The SMOOTHIE ISLAND JUICE BAR locations will be sold as independent juice bars, not as franchises. These sales and/or closings may result in a one-time charge to operations if we are unable to recover our investment in the stores. However, we believe that the potential of short-term charges against income will benefit us in the long-term because we will stop incurring operating losses at these locations. As of March 31, 2001, we believe the recorded investments in these locations are recoverable. Actual recoverability may be different from these recorded amounts. See also "Liquidity and Capital Resources" below.

         For the quarter and nine months ended March 31, 2001, we earned $0.02 and $0.06 per diluted share, respectively, down from $0.03 and $0.11 per diluted share in the corresponding periods of the prior year. We expect that we will continue to incur losses in our Company-owned restaurant operations in the fourth quarter of fiscal 2001, but, as noted above, it is our intent to dispose of these locations by June 30, 2001. Therefore, we may record a loss from the sales and/or closings of these locations in the fourth quarter, but should not continue to incur significant operating losses from Company-owned locations in fiscal 2002.

Results of Operations

Three and Nine Months Ended March 31, 2001 Compared with Three and Nine Months Ended March 31, 2000

         Our net income decreased 25.9% to $195,000 in the three months ended March 31, 2001 from $263,000 in the three months ended March 31, 2000. Our basic and diluted earnings per share decreased 33.3% to $0.02 per share in the three months ended March 31, 2001 from $0.03 per share in the three months ended March 31, 2000. Such decreases are attributable primarily to losses incurred in Company restaurant operations, as discussed in the Overview above, as well as in the discussion below.

         Our continuing fees derived from franchises decreased 0.2% to $4,575,000 in the three months ended March 31, 2001 from $4,582,000 in the three months ended March 31, 2000. This decrease was due primarily to a 7.3% decrease in the number of open BLIMPIE Subs & Salads outlets from 2,125 at March 31, 2000 to 1,970 at March 31, 2001. This decrease in open outlets was partially offset by a 0.4% increase in same store sales for BLIMPIE Subs & Salads traditional locations, and higher revenues from Maui Tacos, Pasta Central and Smoothie Island. Continuing fees increased 1.5% to $14,254,000 in the nine months ended March 31, 2001 from $14,037,000 in the nine months ended March 31, 2000 due to a 3.3% increase in same store sales for the nine-month period, partially offset by a lower number of open outlets.

         Subfranchisor fees, master license fees and fees from the sales and resales of franchises increased 6.1% to $968,000 in the three months ended March 31, 2001 from $912,000 in the three months ended March 31, 2000. These revenues increased 4.9% to $3,022,000 in the nine months ended March 31, 2001 from $2,882,000 in the nine months ended March 31, 2000. The following table summarizes the components of these fees for the three and nine months ended March 31, 2001 and 2000:


                                                             Three Months Ended
                                                                  March 31,
         (amounts in 000's)                                 2001            2000           Change
                                                       ----------------------------------------------
         Amortization of deferred subfranchise
           and master license fees                           $ 367             $ 390            -5.9%
         Franchise fees                                        467               381            22.6%
         Resale and other fees                                 134               141            -5.0%
                                                       ----------------------------------------------
           Total                                             $ 968             $ 912             6.1%
                                                       ==============================================

                                                              Nine months Ended
                                                                  March 31,
         (amounts in 000's)                                 2001            2000           Change
                                                       ----------------------------------------------
         Amortization of deferred subfranchise
           and master license fees                         $ 1,114           $ 1,164            -4.3%
         Franchise fees                                      1,507             1,361            10.7%
         Resale and other fees                                 401               357            12.3%
                                                       ----------------------------------------------
           Total                                           $ 3,022           $ 2,882             4.9%
                                                       ==============================================

         The amortization of deferred subfranchise and master license fees for the three and nine months ended March 31, 2001 was 5.9% and 4.3% lower, respectively, than the amortization for the same periods of the prior fiscal year, due primarily to certain deferred amounts becoming fully amortized. Revenues from sales of franchises increased 22.6% and 10.7% in the three and nine months ended March 31, 2001, respectively, from the three and nine months ended March 31, 2000. These increases were due primarily to a higher average franchise fee per location opened, as well as an increase in the recognition of franchise fees for franchises sold but not opened after two years. Store openings in the current quarter included two MAUI TACOS locations and 50 BLIMPIE Subs & Salads locations, of which one was co-branded with PASTA CENTRAL. In the third quarter of the prior year, we opened two MAUI TACOS locations and 34 BLIMPIE Subs & Salads locations, of which one was co-branded with PASTA CENTRAL. Resale and other fees decreased 5.0% in the three months ended March 31, 2001 and increased 12.3% in the nine months then ended due to fluctuations in the number and selling price of stores resold in the periods.

         Store equipment sales decreased 27.5% to $1,052,000 in the three months ended March 31, 2001 from $1,451,000 in the three months ended March 31, 2000. Store equipment sales decreased 23.1% to $3,842,000 in the nine months ended March 31, 2001 from $4,997,000 in the nine months ended March 31, 2000. These decreases in equipment sales were due to a decrease in sales per unit opened. Beginning in fiscal 2001, store cash register systems have been sold by a third party and not by us. Further, some of the new locations are purchasing equipment from closed locations, which decreases our sales of new equipment.

         License fees and other income for the three months ended March 31, 2001 increased 81.6% to $207,000 from $114,000 in the three months ended March 31, 2000. License fees and other income for the nine months ended March 31, 2001 increased 16.1% to $555,000 from $478,000 in the nine months ended March 31, 2000. These increases were due to higher license fees from BLIMPIE branded products, as well as higher sales from the Canteen Vending Program.

         Company restaurant sales increased 115.3% to $409,000 in the three months ended March 31, 2001 from $190,000 in the three months ended March 31, 2000. Company restaurant sales increased 179.9% to $1,254,000 in the nine months ended March 31, 2001 from $448,000 in the nine months ended March 31, 2000. These increases were due to an increase in the number of Company-owned outlets from two MAUI TACOS locations in the fiscal 2000 period, versus three MAUI TACOS locations and six SMOOTHIE ISLAND JUICE BAR locations open for part or all of the current year periods.

         The Subfranchisors' share of continuing and franchise fees increased 7.6% to $2,817,000 in the three months ended March 31, 2001 from $2,618,000 in the three months ended March 31, 2000. This increase was due primarily to the increases in franchise and resale fees. The Subfranchisors' share of continuing and franchise fees increased 4.8% to $8,607,000 in the nine months ended March 31, 2001 from $8,214,000 in the nine months ended March 31, 2000. This increase was due to increases in continuing fees, franchise fees and resale fees.

         Store equipment cost of sales decreased 25.2% to $916,000 in the three months ended March 31, 2001 from $1,224,000 in the three months ended March 31, 2000. This decrease was due to the 27.5% decrease in store equipment sales, coupled with a decrease in the gross profit on those sales. The gross margin on store equipment sales decreased to 12.9% in the three months ended March 31, 2001 from 15.6% in the three months ended March 31, 2000 due to normal changes in the product mix between periods. Store equipment cost of sales decreased 23.1% to $3,308,000 in the nine months ended March 31, 2001 from $4,304,000 in the nine months ended March 31, 2000. This decrease was due to the 23.1% decrease in store equipment sales during the period. The gross margin on store equipment sales was 13.9% in both nine-month periods.

         Selling, general and administrative expense decreased 6.2% to $2,531,000 in the three months ended March 31, 2001 from $2,698,000 in the three months ended March 31, 2000. This decrease was due primarily to lower professional fees, which were incurred in earlier quarters during the current year. Selling, general and administrative expense decreased 2.0% to $8,141,000 in the nine months ended March 31, 2001 from $8,310,000 in the three months ended March 31, 2000.

         We anticipate that selling, general and administrative expenses will increase in the fourth quarter of fiscal 2001. Three of our top executives own an aggregate of more than 53% of our common stock. In the event any of these officers was to pass away, his estate might be forced to sell some or all of the shares of our stock that it holds in order to pay inheritance taxes. The attempted sale of a large number of our shares of common stock could cause a significant decrease in the market price of our stock for an extended period of time. In an attempt to protect against such an event, we purchased key man life insurance designed to pay the estates of each of those executives a death benefit that should enable them to pay inheritance taxes from the insurance proceeds, and not force those estates to sell large blocks of our stock all at once. In April 2001, we determined it would be more appropriate for these executives to purchase such insurance individually. We assigned the original policies and the related cash surrender values to the executives, and no longer will pay the premiums for such policies. We recorded the aggregate cash surrender value of these policies of approximately $450,000 as other assets in the accompanying balance sheet as of March 31, 2001. This amount, adjusted for changes in the cash surrender value, will be expensed as bonuses to the three executives and included in selling, general and administrative expenses in the fourth quarter of fiscal 2001.

         Company restaurant operations increased 92.5% to $693,000 in the three months ended March 31, 2001 from $360,000 in the three months ended March 31, 2000. Company restaurant operations increased 246.2% to $2,202,000 in the nine months ended March 31, 2001 from $636,000 in the nine months ended March 31, 2000. These increases were due primarily to the 115.3% and 179.9% increases in the related revenues generated by additional locations in the three and nine months ended March 31, 2001, respectively. Additionally, losses from these operations were greater than anticipated due primarily to low sales in the restaurants caused by the immaturity of the MAUI TACOS and SMOOTHIE ISLAND JUICE BAR concepts in their markets, poor weather conditions during most of the second quarter, and the closing of one MAUI TACOS location in the first quarter of the current year. As a result, we incurred losses of $284,000 and $948,000 in the three and nine months ended March 31, 2001, respectively, from Company restaurant operations. See "Liquidity and Capital Resources" below for a discussion of our plans regarding Company-owned restaurants.

         Interest income in the three months ended March 31, 2001 decreased 4.0% to $143,000 from $149,000 in the three months ended March 31, 2000. Interest income in the nine months ended March 31, 2001 was unchanged from $503,000 in the nine months ended March 31, 2000.

         The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 50.9% in the three months ended March 31, 2001 and 47.2% in the three months ended March 31, 2000. The effective income tax rates were 53.0% in the nine months ended March 31, 2001 and 46.2% in the nine months ended March 31, 2000. The increase in the effective rate in the three and nine month periods was due to certain losses of our majority-owned subsidiary, Maui Tacos International, Inc. ("MTII"), which may not be deductible for consolidated tax purposes in fiscal 2001. Such losses were a greater percentage of income before income taxes in the current year periods, resulting in a higher effective income tax rate.

         We currently are negotiating to purchase the shares of MTII that we do not own. We expect to complete this purchase and merge MTII into Blimpie International, Inc. by the end of the first quarter of fiscal 2002. If we are able to complete these transactions as planned, we will be able to utilize the net operating losses generated by MTII (approximately $875,000 through March 31, 2001) to offset a portion of the profits generated by Blimpie International, Inc. We recorded that $875,000 as a deferred tax asset at March 31, 2001, but have offset it with a valuation allowance in the same amount. This proposed merger would enable us to reverse the majority of this valuation allowance and record a tax benefit in the fiscal period when the merger is completed. Further, the merger would enable us to deduct future losses of the former MTII operations, if any, on a current basis for consolidated tax purposes in fiscal 2002 and beyond. This change would enable us to return to an effective income tax rate of between 35% and 38% in future periods, as compared to 49.2% in fiscal 2000 and 53.0% for the nine months ended March 31, 2001.

Liquidity and Capital Resources

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and we estimate that the undiscounted cash flows to be generated by those assets are less than their carrying amount. In light of the poor results of operations from the Company-owned MAUI TACOS location in New York City and the SMOOTHIE ISLAND JUICE BAR locations in Houston, Texas, we have decided to sell or close each of these locations. In the event we cannot recover our remaining investment in these locations though a favorable sale, we may need to write down these assets to their estimated fair value. As of March 31, 2001, we believe the recorded investments will be recovered. Actual recoverability may be different from the recorded amounts.

         Our cash provided by operating activities was $652,000 in the nine months ended March 31, 2001. Our cash used in operating activities was $572,000 in the nine months ended March 31, 2000. The improvement in cash flows from operating activities is due primarily to a lower decrease in accounts payable and other current liabilities and a decrease in prepaid expenses and other current assets, partially offset by an increase in accounts receivable, lower net income and a greater decrease in deferred revenue.

         Net cash used in investing activities during the nine months ended March 31, 2001 was $739,000. Net cash provided by investing activities during the nine months ended March 31, 2000 was $3,435,000. The change between the two periods is due primarily to proceeds from the sale of securities in the prior period, with no similar activity in the current period. Additionally, purchases of property and equipment increased due to the opening of several SMOOTHIE ISLAND JUICE BAR locations in the current year period.

         Net cash used in financing activities was $559,000 in the nine months ended March 31, 2001 and $497,000 in the nine months ended March 31, 2000. The increase in cash used in financing activities was due to greater purchases of treasury stock in the current period.

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

                          PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  No exhibits are filed as part of this report:
                  ---------

         (b) We did not file any Current Reports on Form 8-K during the quarter for which this report has been filed.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Blimpie International, Inc.
                                             (Registrant)

Dated: May 10, 2001                   By: /s/  Brian D. Lane
                                          ------------------------
                                          Brian D. Lane
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)