Form 10-K
period 2001-06-30
BLIMPIE INTERNATIONAL INC
filed 2001-10-11
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 18, 2001 was approximately $6,281,000. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

There were 9,163,659 shares of the registrant's common stock outstanding as of October 8, 2001.

                               Table of Contents

Item
Number                                                                                                        Page
-----------                                                                                              ------------
                                                      PART I
1.               Business                                                                                        3
                  Forward-looking Statements                                                                     3
                  Recent Developments - Anticipated Sale of the Company                                          3
                  General                                                                                        4
                  Financial Information About Business Segments                                                  6
                  The BLIMPIE Outlet Franchise                                                                   6
                  The PASTA CENTRAL Outlet Franchise                                                             6
                  The MAUI TACOS Outlet Franchise                                                                6
                  Our Subfranchises and Master Licenses                                                          6
                  Services to Franchisees                                                                        8
                  Outlet Properties                                                                              8
                  Outlet Locations                                                                              10
                  Government Regulation                                                                         10
                  Trademarks, Trade Names, Service Marks and
                   Logos; Know-How and Methods of Operation                                                     11
                  Research and Development                                                                      13
                  Business Expansion                                                                            13
                  Competition                                                                                   14
                  Employees                                                                                     15
2.               Properties                                                                                     15
3.               Legal Proceedings                                                                              16
3a.              Our Executive Officers                                                                         17
4.               Submission of Matters to a Vote of Security Holders                                            19
                                                     PART II
5.               Market for Common Equity and Related Stockholder Matters                                       19
6.               Selected Financial Data                                                                        20
7.               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                           21
8.               Financial Statements                                                                           26
9.               Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                                           26
                                                     PART III
10.              Directors, Executive Officers                                                                  27
11.              Executive Compensation                                                                         28
12.              Security Ownership of Certain Beneficial Owners and
                  Management                                                                                    30
13.              Certain Relationships and Related Transactions                                                 31
                                                     PART IV
14.              Exhibits, Financial Statements, Schedules and Reports on Form 8-K                              32
14(a)(1)         Financial Statements                                                                           32
14(a)(2)         Financial Statement Schedule                                                                   32
14(a)(3)         Exhibits                                                                                       32
14(b)            Reports on Form 8-K                                                                            36
                 SIGNATURES                                                                                     37

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

Recent Developments - Anticipated Sale of the Company

     On October 5, 2001, we entered into an agreement and plan of merger with an investor group headed by Jeffrey Endervelt (the "Endervelt Group"), one of our subfranchisors. Pursuant to the merger agreement, Mr. Endervelt's company, Sandwich Acquisition Corporation ("SAC"), will merge with and into us, and we will be the surviving corporation.

     In the merger, the Endervelt Group will acquire all of our outstanding common stock at a price of $2.80 per share, or approximately $25,800,000. The transaction, which is expected to close during the first quarter of calendar 2002, is subject to the approval of our shareholders.

     In connection with the merger agreement, the following members of our senior management, who currently own approximately 58% of our outstanding shares, entered into a voting agreement with SAC:

     .  Anthony P. Conza, Chairman of the Board and Chief Executive Officer

     .  David L. Siegel, Vice Chairman of the Board and Chief Operating Officer

     .  Charles G. Leaness, a director and Executive Vice President

     .  Patrick Pompeo, a director and Executive Vice President and

     .  Joseph Conza, a Senior Vice President

     In accordance with the voting agreement, those officers have agreed to vote their shares in favor of the merger agreement, and have granted to SAC a proxy to vote their shares in favor of the transaction. Those officers may terminate the voting agreement and revoke their proxies if our Board of Directors withdraws its recommendation of the merger in favor of a superior proposal (a term which is defined in the merger agreement). Additionally, the merger agreement provides that we will have the ability to conduct a market check for a 30-day period. The merger agreement allows us to terminate the merger if the Board determines that it has received a superior proposal, which would require the payment by us of a break-up fee of $1.3 million plus up to $200,000 of expenses.

     The foregoing statements have been included in this Report for the sole purpose of disclosing material information that we believe anyone reading this Report should know about us. Such statements should not be considered by anyone
                                                     ---
to be a solicitation of any shareholder's proxy. We will file a proxy statement and other relevant documents concerning the proposed merger transaction with the SEC. We urge all of our shareholders to read the proxy statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information about the proposed transaction. Shareholders will be able to obtain the documents that we file with the SEC free of charge at the Web site maintained by the SEC at www.sec.gov. In addition, interested investors may obtain copies of the documents we file with the SEC free of charge by requesting them in writing from us at the following address: Blimpie International, Inc., 1775 The Exchange, Atlanta, GA, 30339 Attention: Investor Relations, or by telephoning our Investor Relations Department at (800) 447-6256 Ext. 165.

General

     We engage in franchising, subfranchising and master licensing of the trademarks, trade names, service marks, logos, know-how, marketing concepts and marketing programs for each of our brands. We franchise our BLIMPIE Subs & Salads and PASTA CENTRAL brands directly through our Company, and we franchise the MAUI TACOS and SMOOTHIE ISLAND brands through our majority owned subsidiary, Maui Tacos International, Inc. ("MTII"). Our menu of BLIMPIE Subs & Salads, consisting of quick-service, healthy, sub sandwiches, is offered by approximately 2,000 franchise outlets operating throughout the United States, Puerto Rico and in 14 other countries. BLIMPIE is our registered trademark. Unless otherwise specified, the term "BLIMPIE" includes BLIMPIE. As of June 30, 2001, there were eight PASTA CENTRAL restaurants operating in the United States and Puerto Rico, 15 MAUI TACOS restaurants operating in the United States, including two that are owned by us, and 80 SMOOTHIE ISLAND locations located throughout the United States, Puerto Rico and in four other countries. The baked pasta meals served at our PASTA CENTRAL outlets address current eating trends for eat-in or take home replacement meals. MAUI TACOS restaurants provide a healthy, affordable menu of "Maui-Mex" items, including traditional Mexican food marinated in Hawaiian spices. SMOOTHIE ISLAND is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the BLIMPIE, PASTA CENTRAL, and MAUI TACOS locations. We also provide professional store design service and equipment sales through our wholly-owned subsidiary, B I Concept Systems, Inc. Currently, we operate the subfranchise territory in Puerto Rico, but do not operate any other subfranchisor or master licensor areas within the Blimpie International system.

     A franchisee pays a non-refundable initial franchise fee in connection with an executed franchise agreement which grants to the franchisee the right to use the various trademarks, trade names, service marks, logos, marketing concepts and marketing programs, and to operate an outlet at a location to be agreed upon by the franchisee and us in accordance with the operations manual which we issue to our franchisees.

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

     Our rights regarding the various BLIMPIE trademarks employed by all of our BLIMPIE outlets located throughout the world, and the methodology and know-how which comprise our BLIMPIE marketing concepts and programs, are limited to specific geographic regions throughout the world, pursuant to written licensing agreements between us and Metropolitan Blimpie, Inc. ("MBI"), a company with which we have no affiliation. See "Business - Trademarks, Trade Names, Service Marks and Logos; Know-How and Methods of Operation." Since our incorporation in 1977, the chain of franchised BLIMPIE outlets has expanded to encompass 1,955 outlets located in 47 states, Argentina, Aruba, Canada, Cyprus, Dominican

Republic, Great Britain, Guam, Lebanon, Mexico, Panama, Poland, Puerto Rico, Saudi Arabia, South Africa and Venezuela (as of June 30, 2001). See "Business - Outlet Locations." There are approximately 250 additional BLIMPIE outlets which are controlled by MBI that are located in areas of the country in which we do not possess rights to license the BLIMPIE trademarks or sell franchises or subfranchises.

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

     Franchisees are required to pay continuing franchise fees of 6% of their weekly gross sales, as well as mandatory advertising contributions of 4% of weekly gross sales. BLIMPIE outlet Franchisees who acquired their franchise agreements before the fall of 1994 are required to pay 6% continuing fees, but mandatory advertising contributions of 3%. Three percent of the advertising contributions made by franchisees in the same general marketing area are used for the payment of advertising which benefits all franchisees in that local marketing area, while the remainder is used for national advertising.

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

The PASTA CENTRAL Outlet Franchise

     A PASTA CENTRAL outlet offers Italian-style baked pasta dishes, gourmet pizzas, and salads for in-store dining, take-away, or for final preparation and consumption at home. The concept currently is being developed as a co-brand with our BLIMPIE Subs & Salads franchises as a way to increase the sales potential, particularly during the dinner day part for co-branded locations, with only a small increase in the initial investment.

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

     Our standard form of subfranchise agreement grants to the Subfranchisor the exclusive license to purchase the territory for a one year period, followed by four to ten renewal terms, all but the last of which are annual in duration. The license is subject to our continuing right to market and sell the trademarks, trade names, service marks, logos, marketing concepts and marketing programs within specified territories. If all terms and conditions of the subfranchise agreement have been met during the initial one-year term and each of the subsequent one year renewal terms, a 50 to 60 year right is granted during the final renewal term upon payment of the fee set forth in the agreement. Each subfranchise agreement obligates the Subfranchisor to satisfy all of the operational obligations owed by us to each franchisee within the Subfranchisor's territory at the sole expense of the Subfranchisor; to use his best efforts to promote the sale of franchises within his territory; and to meet certain sales quotas. In the event of the Subfranchisor's default, each such agreement is terminable by us upon giving thirty days' notice under certain provisions of the agreement. The Subfranchisor may terminate the agreement upon certain defaults by us, if such defaults remain uncured for more than 30 days to more than 75 days, depending on the nature of the default.

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

  As of June 30, 2001 there were 84 existing domestic BLIMPIE subfranchisors, at least one of which is located in each of the 47 states in which the 1,894 domestic BLIMPIE outlets are located; six Canadian BLIMPIE subfranchisors, which are located in the Provinces of Alberta, British Columbia, Manitoba, Ontario and Saskatchewan, in which 13 BLIMPIE outlets are located; 12 Master Licensors for the countries of Argentina, Aruba, Cyprus, Dominican Republic, Great Britain, Guam, Lebanon / Saudi Arabia, Mexico, Panama, Poland, South Africa, and Venezuela in which collectively there are 41 outlets located, and one Company-operated territory in Puerto Rico in which seven BLIMPIE outlets are located. Included in these BLIMPIE outlets were eight BLIMPIE / PASTA CENTRAL co-branded outlets, one each in Georgia, South Carolina, Texas and Wyoming and four in Puerto Rico.

     Also as of June 30, 2001, there were 13 domestic MAUI TACOS subfranchisors and 15 domestic locations in operation. There were five MAUI TACOS outlets in operation in Georgia, two in Hawaii, and one each in Alabama, Florida, Illinois, Minnesota, New Jersey, New York, Texas and Washington, D.C. We own two of these locations, but intend to sell or close the location in New York City early in fiscal 2002.

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

     After an outlet is constructed or renovated and the equipment installed, one of our representatives or a representative of the Subfranchisor or Master Licensor generally is on site for one week after the outlet opens for the purpose of providing additional operational assistance and supervisory functions. Each Subfranchisor or Master Licensor is responsible for providing each franchisee within its territory with operational assistance throughout the term of its subfranchise or master license agreement. Generally, our representative is only on site as described above for the opening of the first three outlets that open within a territory. However, our representatives remain available on a continuing basis to provide additional support to franchisees, Subfranchisors and Master Licensors. As an additional means of support, we maintain a toll-free hotline by which franchisees and Subfranchisors may contact our representatives for advice and assistance regarding operational matters.

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

     All of the 1,955 existing BLIMPIE and BLIMPIE / PASTA CENTRAL outlets and the 15 MAUI TACOS outlets (as of June 30, 2001) are operating in premises located in free-standing buildings, shopping malls, shopping centers, in-line urban store clusters, convenience stores, institutional food service facilities, colleges, schools, mass feeders, hospitals, bowling alleys, golf courses and subway stations. The size of an outlet varies from 400 square feet to approximately 3,500 square feet. Since the cost of renovating pre-existing premises into an approved outlet is dependent upon the condition and prior use of the premises, an exact estimation is impossible. Historically, the cost of outlet construction/renovation, which must be completed in accordance with design and layout specifications provided by us, and at the franchisee's sole expense, has ranged from as low as $10,000 to as high as $95,000. The franchisee must also equip the outlet at the franchisee's sole cost and expense. Such equipment costs total, in the aggregate, approximately $25,000 to $100,000.

Outlet Locations

     As of June 30, 2001, we operated one MAUI TACOS outlet in Atlanta, Georgia, and one in New York City, and had four franchised MAUI TACOS locations in Georgia, two in Hawaii, and one in each of Alabama, Florida, Illinois, Minnesota, New Jersey, Texas and Washington, D.C. The following table sets forth the number of BLIMPIE franchised outlets in operation as of June 30, 2001, and includes eight co-branded BLIMPIE / PASTA CENTRAL locations, four of which were located in Puerto Rico and one in each of Georgia, South Carolina, Texas and
Wyoming:

                                       Number of                                                       Number of
Location                                Outlets                            Location                     Outlets
United States outlets:                                       United States outlets (cont'd):
Alabama                                       16             Pennsylvania                                     34
Alaska                                         7             Rhode Island                                      3
Arizona                                       82             South Carolina                                   57
Arkansas                                      23             South Dakota                                      2
California                                    71             Tennessee                                        61
Colorado                                      36             Texas                                           121
Connecticut                                   43             Utah                                             34
Florida                                      203             Vermont                                           1
Georgia                                      205             Washington                                       33
Hawaii                                        12             West Virginia                                    15
Idaho                                         18             Wisconsin                                        26
Illinois                                      32             Wyoming                                          11
                                                                                                           -----
Indiana                                       63
Iowa                                          61             United States total                           1,894
                                                                                                           -----
Kansas                                        14
Kentucky                                      28             International outlets:
Louisiana                                     40             Argentina                                         5
Maine                                          2             Aruba                                             1
Massachusetts                                  6             Canada                                           13
Michigan                                      92             Cyprus                                            4
Minnesota                                     29             Dominican Republic                                1
Mississippi                                    8             Great Britain                                     4
Missouri                                      63             Guam                                              1
Montana                                        8             Lebanon                                           1
Nebraska                                      27             Mexico                                            1
Nevada                                        20             Panama                                            1
New Hampshire                                  4             Poland                                            8
New Jersey                                    47             Puerto Rico                                       7
New Mexico                                    11             Saudi Arabia                                      7
New York                                      72             South Africa                                      1
North Carolina                                48             Venezuela                                         6
                                                                                                           -----
North Dakota                                   6
Ohio                                          71             International total                              61
                                                                                                           -----
Oklahoma                                      10
Oregon                                        18             Total                                         1,955
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

     The franchisees' outlets also are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals, due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected outlet or otherwise adversely affect the outlet. The franchisees are also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Changes in such laws could result in an increase in labor costs that could adversely affect the outlet.

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

     We currently own an undivided 60% interest in the domestic and international BLIMPIE trademarks. The remaining 40% interest in those trademark rights is owned by MBI. Through various agreements that we have entered into with MBI, the trademark rights are shared by both MBI and us. Both companies have the exclusive rights to the trademarks in certain domestic territories, and for the remaining territories, we have licensed the rights to the trademarks from MBI in exchange for a licensing fee generally equal to 30% of the revenues, after deducting direct expenses incurred by us in the territories.

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

     The agreement we entered into with MBI in 1991 with respect to the licensing of the BLIMPIE trademarks and the BLIMPIE marketing system outside of the United States (the "1991 Agreement") provides for automatic annual renewals until July 2090, provided that we make all payments due to MBI, subject to a minimum annual payment of $100,000. If we ever failed to satisfy our payment obligations under that agreement, we would lose the right to license the BLIMPIE trademarks and BLIMPIE Marketing System outside of the U.S. and throughout the MBI Territories. From July 1991 through June 30, 2001, we paid approximately $4,718,000 to MBI pursuant to the 1991 Agreement. We have no reason to believe that MBI would ever seek to cancel or terminate the 1991 Agreement. Furthermore, we believe that we will continue to comply with the terms of the agreement, and that it will remain in effect throughout its entire permissible term. However, no assurance can be given that the agreement will remain in full force and effect until July 2090.

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

     In 1997, we acquired, in connection with our majority interest in MTII, all of the MAUI TACOS trademarks. MTII owns all of those trademarks, as well as the MAUI TACOS name. Additionally, MTII owns the trademarks relating to SMOOTHIE ISLAND.

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

     International Expansion. We continue to grow internationally through the
     -----------------------
sale of master license agreements. The agreements are analogous to subfranchise agreements, except that the master licensor or one of our wholly-owned subsidiaries enters into franchise agreements directly with the franchisees in each international market. The master licensor, in effect, is our representative in that specific country and is obligated to provide all of the support services and selling activities required to develop the franchised market. Initially, however, we will provide administrative support to assist the master licensors. As of June 30, 2001, we had entered into BLIMPIE master license agreements for the following countries: Argentina, Bahrain, Canada, Cyprus, Dominican Republic, Great Britain, Greece, Guam, Kuwait, Mexico (primarily states in the northeastern and northwestern parts of the country), Northern Ireland, Oman, Panama, Poland, Portugal, Qatar, The Republic of Ireland, Romania, Saipan, Saudi Arabia, South Africa, United Arab Emirates, Uruguay, and Venezuela. The master licensors for Mexico have purchased the master license for PASTA CENTRAL as well. Currently, we operate the master license territory in Puerto Rico.

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

     MAUI TACOS(TM) - In October 1997 we acquired a majority interest in MTII, a concept featuring a health-oriented, affordable restaurant-quality menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. Our intention in acquiring the trademarks and development rights for MAUI TACOS is to convert the pre-existing MAUI TACOS full service restaurant concept with six locations operating in Hawaii into a quick-service restaurant concept. We intend to accomplish that goal by awarding development rights to subfranchisors and master licensors across the United States and internationally. As of June 30, 2001, we had 13 subfranchise territories operating in the United States, and had 15 locations operating, including two Company-owned locations.

     PASTA CENTRAL(TM) - This Company-created concept features baked pasta and pizza offerings in the HMR (Home Meal Replacement) category that address current eating trends for eat-in or take home meals. Our strategy for this concept is to co-brand PASTA CENTRAL with BLIMPIE outlets to create natural synergies and cost efficiencies. In the typical BLIMPIE location, the majority of sales take place at lunchtime. We anticipate that PASTA CENTRAL will generate significant evening traffic, since it includes meals for in-store dining, take-away, or for final preparation and consumption at home. We expect that the two concepts can co-exist in the same location and generate greater returns to the franchisee and us based on higher revenues and lower costs as a percentage of these revenues. The concept may eventually be developed as a stand-alone location. As of June 30, 2001, we had seven franchised locations and one Company-owned location operating within BLIMPIE outlets in the United States and Puerto Rico.

     SMOOTHIE ISLAND(TM) - This MTII-created concept features offerings of blended beverages of frozen yogurt, fruit and nutritional supplements. SMOOTHIE ISLAND will be co-branded with BLIMPIE and MAUI TACOS locations, and may also stand alone in other venues such as airports, sporting arenas, and fitness centers. As of June 30, 2001, there were 80 locations open and operating in 21 states and in Aruba, Canada, Guam, Mexico and Puerto Rico.

     No assurances can be given that we will be able to successfully develop any or all of these new franchise food concepts. We have incurred substantial initial costs associated with the development of these new concepts and we may continue to incur substantial costs that will exceed the initial revenues derived. Furthermore, no assurances can be given that we will be able to develop sufficient market acceptance and market penetration with respect to any of the new franchise concepts, or that we will be able to derive any revenues or net income from such undertakings.

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

     We also are required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per outlet, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and also could negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. Continuing or sustained price discounting in the fast food industry could have an adverse effect on our business and financial condition.

EMPLOYEES

     As of June 30, 2001, we employed 109 full-time employees (including 12 officers) in our corporate offices. Twenty-two employees (including six officers) attend to our franchisee operations support, executive management and legal staffing needs at our New York City office; 12 employees (including one officer) provide construction and design and franchisee operations support services at our Houston, Texas office; and 75 employees (including five officers) are engaged in accounting, franchisee operations support and training, marketing and franchise development activities at our Atlanta, Georgia office. None of our employees are covered by collective bargaining agreements. All of our full-time employees, including executive officers, are covered by a health plan and our 401(k) profit sharing plan.

     As of June 30, 2001, we employed 49 full- and part-time employees in our Company-owned store operations that are located in Atlanta, Georgia, Athens, Georgia and New York, New York.

     We consider our employee relations to be good. We believe that we provide working conditions and pay salaries and bonuses that compare favorably with those of our competitors.

     We have adopted a stock incentive plan for our employees and officers. See "Executive Compensation - Omnibus Stock Incentive Plan."

ITEM 2.  PROPERTIES

     Our principal office is located at 740 Broadway, New York, New York, where we lease, through a wholly-owned subsidiary, 740 Broadway Top Floor Corp., approximately 6,000 square feet of office space from an unaffiliated landlord. We have guaranteed the obligations of our subsidiary under that lease. Our subsidiary pays a monthly rent of $9,546, which is subject to escalations, plus certain utilities and other fees. The term of the lease expires in February 2003. We also lease 16,554 square feet of office space in Atlanta, Georgia from an unaffiliated landlord, through our wholly owned subsidiary Blimpie Capital Corporation. The monthly payments under this lease currently approximate $22,834 and escalate to approximately $23,500 per month during the last year of the lease term in 2003.

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


ITEM 3.  LEGAL PROCEEDINGS

     An arbitration proceeding was commenced in February 1998 in the San Francisco, California office of the AAA entitled Peacox Ventures LLC v Blimpie International, Inc. (case no. 74-114-0209-98). The claim alleges violations of the California Franchise Investment Law, the California Unfair Practices Act, fraud and negligent misrepresentation based on alleged misrepresentations and omissions in the sale of franchises by our subfranchisor, who is alleged to be our agent, as well as a claim for breach of contract based on our alleged failure to provide operational support and assistance to the claimant. A decision in favor of the claimant in the amount of approximately $215,000 was rendered in October, 2000. We deposited the entire amount of the award in court, commenced proceedings to recover approximately $50,000 owed to us by the claimants and accrued a charge for the payment we made pursuant to the arbitrator's decision in our audited financial statements for the year ended June 30, 2000. We settled these proceedings during fiscal 2001 by agreeing to relinquish our rights to the deposited amount, and to pay an additional $7,500 to resolve Peacox's claim for post-judgment interest.

     An arbitration proceeding was commenced in March 2000 in the New York, New York office of the AAA entitled Upchurch v Blimpie International, Inc. (case no. 13 114 00425 00). The claimant, one of our franchisees who formerly operated a Blimpie outlet in California, is seeking compensatory damages of $248,000, rescission damages of $49,000 and punitive damages in an unspecified amount based upon allegations that a representative of one of our Subfranchisors in California, who is alleged to be our agent, made representations regarding sales volumes of our restaurants which amounted to earnings claims in violation of the California Franchise Investment Law, as well as statutory and common law fraud and an unfair trade practice. Claimant also alleged that we breached the franchise agreement as well as an implied covenant of good faith and fair dealing. We denied all liability, and have vigorously defended all of these claims. A hearing was held in April, 2001, and a decision in favor of the claimant in the amount of approximately $232,000 was rendered in August, 2001. We believe this award will be paid under our Franchisor Errors & Omissions insurance policy, and are in the process of submitting a request for payment from our insurer.

     An arbitration proceeding was commenced in June 2000 in the New York, New York office of the AAA entitled Pile v Blimpie International, Inc. and Maui Tacos International, Inc. (case no. 13 114 00585 00). The Claimant, who formerly operated a combined Blimpie/Pasta Central/Smoothie Island restaurant in Missouri pursuant to three separate franchise agreements, alleges that various representatives of our company misrepresented the nature of the Pasta Central concept and the expected revenue of Claimant's business. Claimant also alleges that such misrepresentations constituted common law fraud and violations of the New York franchise statute. Claimant further alleges that we violated Missouri's franchise law by utilizing franchise agreements that contained provisions not sanctioned under such law. Additionally, the Claimant alleges that his franchise agreements were breached by reason of our failure to provide inadequate training and operational assistance, and by our failure to designate a competent food supplier. We interposed a number of defenses to and vigorously defended against all of such claims. A hearing was held in March and May, 2001. In his post-hearing brief, the Claimant requested damages of $404,700 plus costs and counsel fees in an unspecified amount. No decision in the proceedings was rendered prior to the date of this Report.

     An arbitration proceeding was commenced in February 2000 in the New York, New York office of the AAA entitled Sheskier, et al v Blimpie International, Inc. (case no. 13 114 00309 00). Claimants are franchisees who formerly owned a Blimpie outlet in Montgomery, NY. They claim that we violated New York's franchise law by failing to disclose the litigation history of one of our franchise development managers in our franchise disclosure document. They also allege, that the franchise development manager, who is alleged to have been our agent, made various misrepresentations in connection with the purchase of their franchises, and that we failed to provide operational assistance that we were contractually obligated furnish to them. We interposed a number of defenses to and vigorously defended against all of such claims. A hearing was held in January and April 2001. In his post-hearing brief, the Claimants requested compensatory damages of $287,000 and pre-judgment interest in the amount of $120,539, as well as an unspecified amount for attorney's fees, costs and punitive damages. No decision was rendered prior to the date of this Report.

     An action entitled OTR Associates v IBC Services, Inc. a/k/a International Blimpie Corporation a/k/a Blimpie International, Inc. and Garden State Blimpie, Inc. was commenced in the Superior Court of the State of New Jersey, Law Division, Middlesex County under Case No. L-4650-98. Plaintiff, a landlord of premises where a former franchisee operated its business, sued two of the Company's leasing subsidiaries for failure to pay rent under the lease. A non-jury trial took place in December 2000. At the close of the evidence, the Company was added as a defendant and the Court entered judgment against all defendants, including the Company, jointly and severally, in the amount of $208,602 inclusive of interest through the date of the judgment's entry. The Company and its two subsidiaries have appealed the judgment to the Appellate Division of the Superior Court of New Jersey (Docket No. A-2826-00T2) where it is currently pending.

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

Name                            Age     Position
----                            ---     --------

Anthony P. Conza                 61     Chairman and Chief Executive Officer

David L. Siegel                  57     Vice Chairman, Chief Operating Officer and General Counsel

Patrick J. Pompeo                62     Executive Vice President, Research and Development / Procurement

Charles G. Leaness               51     Executive Vice President - Senior Corporate Counsel
                                         and Secretary, Chief Executive Officer, Maui Tacos
                                         International, Inc.

Joseph A. Conza                  47     Senior Vice President, President - B I Concept Systems, Inc.

Robert S. Sitkoff                48     Senior Vice President, Corporate Services

Joseph W. Morgan                 39     Senior Vice President, President - BLIMPIE Subs & Salads

Brian D. Lane                    39     Vice President, Chief Financial Officer

     Mr. Anthony P. Conza, together with two individuals who are not affiliated with us, originally created the BLIMPIE concept in 1964. He is one of the original founders of the BLIMPIE outlet chain, and is one of our co-founders. He has been Chairman of our Board of Directors, and our Chief Executive Officer since we commenced business operations in 1977. In 1992, the "Entrepreneur of the Year" for New York, an award sponsored by Ernst & Young, Merrill Lynch and Inc. Magazine, was presented to Mr. Conza. In the same year, he was also named Chain Operator of the Year by the New York State Restaurant Association. He is a member of the Board of the Jose Limon Dance Company, a member of the Board of Governors of The Boys & Girls Clubs of America and he serves on the Dean's Council at

Harvard University's JFK School of Government. Mr. Conza is the brother of Joseph A. Conza, the brother-in-law of Patrick Pompeo and the father-in-law of Joseph Morgan.

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

     Mr. Leaness has been a member of our Board of Directors since we commenced business operations, and served as our Senior Vice President-Corporate Counsel for more than the past five years. He was appointed Chief Executive Officer of Maui Tacos International, Inc. in February 1999. In September 1995, he was appointed as one of our Executive Vice Presidents. Mr. Leaness is also a principal shareholder, officer and director of Llewellyn Distributors, Inc., our BLIMPIE Subfranchisor for a part of New Jersey, of Manhattan Maui, Inc., our subfranchisor for MAUI TACOS for the County of New York in New York State, and of New Jersey Maui, Inc., our subfranchisor for parts of New Jersey, including Bergen, Essex, Hudson, Morris, and Middlesex counties. Mr. Leaness received a Bachelor of Arts degree from Tulane University in 1972 and a Juris Doctor degree from New York Law School in 1982. Mr. Leaness is a practicing attorney in New York State. He currently serves as Director of the New York State Restaurant Association and serves as its Treasurer. Mr. Leaness also serves on the Board of Directors of the International Franchise Association (IFA) and the National Restaurant Association (NRA).

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

     Mr. Sitkoff served as our Vice President, Treasurer and Chief Financial Officer from January 1991 through August 1995. In September 1995, he was appointed Senior Vice President, Treasurer and Chief Financial Officer. In September 1997, he was appointed President of Maui Tacos International, Inc. In April 2000, he was appointed Senior Vice President, Corporate Services. Between 1980 and 1985, he was self-employed as a distributor for Pepperidge Farms' Biscuit Division. Between 1986 and 1988, he was a principal shareholder and President of Blimpie of Central Florida, Inc., our Subfranchisor for the Orlando, Florida market. From 1989 through 1990 he was employed as our Controller. Mr. Sitkoff received a B.S. degree in Industrial Management from Georgia Institute of Technology in 1974.

     Mr. Morgan joined us in 1992 in the capacity as a corporate counsel. From 1994 through August 1995, he served as our director of strategic planning. In September 1995, he was appointed as Vice President of Strategic Planning and in December 1996 he was appointed to Senior Vice President of Strategic Planning. In September 1997 he was appointed President of our BLIMPIE Subs & Salads division. During the three-year period prior to joining us, Mr. Morgan attended the University of Miami School of Law, and received a J.D. degree from said institution in June 1992. Mr. Morgan is the son-in-law of Anthony P. Conza.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended June 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the American Stock Exchange under the symbol BLM. The quarter by quarter ranges of the high, low and closing prices of our Common Stock on that Exchange during the fiscal years ended June 30, 2000 and 2001 were as follows:

             Quarter-End           High          Low                Close
          -----------------      --------     ---------           ---------

                 9/99               3.319         2.000               2.000
                12/99               2.063         1.250               1.875
                 3/00               1.907         1.292               1.846
                 6/00               2.215         1.563               1.813
                 9/00               1.960         1.531               1.625
                12/00               1.813         1.188               1.250
                 3/01               1.953         1.240               1.510
                 6/01               1.750         1.350               1.720

     As of September 18, 2001, there were 537 holders of record of our Common Stock.

     We paid our first cash dividends on our Common Stock in the amount of $.025 per share during the fiscal year ended June 30, 1993 ($.017 per share as adjusted for a 3:2 stock split effected during the fiscal year ended June 30, 1994. During the fiscal year ended June 30, 1996, we paid cash dividends aggregating $.06. During the fiscal years ended June 30, 1997, 1998, 1999, 2000 and 2001, we paid cash dividends aggregating $.07 per share in each fiscal year. It is our present intention to pay dividends in or about October and April of each year, subject to such factors as earnings levels, anticipated capital requirements, our operating and financial condition and other factors deemed relevant by the Board of Directors.

     During the fiscal years ended June 30, 1999, 2000 and 2001, we did not sell any securities which were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Fiscal Year Ended June 30,
                                           -----------------------------------------------------------------------------------
                                                2001             2000             1999              1998             1997
                                           --------------   --------------   --------------    --------------   --------------
                                                        (Dollars in 000's, Except Per Share and Outlets Open Data)
Revenues (a)                                      $30,734          $31,017          $33,550           $37,107          $37,337
Continuing fees                                    19,200           19,129           18,956            17,343           15,391
Income before cumulative effect of
  change in accounting principle                       74            1,095            1,156             2,444            3,278
Cumulative effect adjustment                            -                -           (3,373)                -                -
Net income (loss)                                      74            1,095           (2,217)            2,444            3,278
Basic earnings per share before
  cumulative effect adjustment                    $  0.01          $  0.12          $  0.12           $  0.26          $  0.34
Diluted earnings per share before
  cumulative effect adjustment                    $  0.01          $  0.12          $  0.12           $  0.26          $  0.34
Basic earnings (loss) per share                   $  0.01          $  0.12          $ (0.23)          $  0.26          $  0.34
Diluted earnings (loss) per share                 $  0.01          $  0.12          $ (0.23)          $  0.26          $  0.34
Pro forma amounts assuming the new
  revenue recognition method is
  applied retroactively (b):
    Net income                                    $    74          $ 1,095          $ 1,156           $ 2,428          $ 2,816
    Basic earnings per share                      $  0.01          $  0.12          $  0.12           $  0.25          $  0.30
    Diluted earnings per share                    $  0.01          $  0.12          $  0.12           $  0.25          $  0.29
Total assets                                      $26,523          $27,060          $28,258           $28,323          $27,704
Trademark obligations                                   -                -              204             3,408            3,509
Total shareholders' equity                         17,639           18,486           18,107            20,625           18,865
Cash dividends declared per
  common share                                    $  0.07          $  0.07          $  0.07           $  0.07          $  0.07
Outlets open at end of year (c)                     1,955            1,990            2,097             1,972            1,684

___________________

     (a) Results for fiscal 1998 and 1997 have been adjusted to reflect a reclassification of certain management fees from Management fees and other income to Selling, general and administrative expenses.
     (b) Pro forma amounts assuming the new revenue recognition method is applied retroactively are unaudited for fiscal 1998 and 1997.
     (c)  Outlets includes only BLIMPIE Subs & Salads outlets.

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

Overview

     Fiscal 2001 was a year of many changes for Blimpie International, Inc. When the year began, we continued to invest in store operations, opening three SMOOTHIE ISLAND JUICE BAR locations in the first four months, and a tri-branded BLIMPIE / PASTA CENTRAL / SMOOTHIE ISLAND location in April 2001. While the Blimpie division was performing up to our expectations in the first half of the year, our other operations were well below plan.

     At the midpoint of the year, we decided to scale back our Maui Tacos operations, reducing discretionary expenses, cutting the corporate staff from five to one and merging the corporate office into the existing Blimpie International office in Atlanta. Since the losses from the Maui Tacos division currently cannot be offset against Blimpie International's profits for income tax purposes, these savings also should result in the Company recognizing a lower effective income tax rate in fiscal 2002 than in recent fiscal years.

     Next, we evaluated the SMOOTHIE ISLAND JUICE BAR operations and determined that we would be best served to sell or close all of the six locations in operation. Similarly, we decided to sell or close the MAUI TACOS location in New York City. We had already closed the first location in that city in October 2000, and sold the second location in September 2001. The operating losses, which include losses on the sales and / or closings of these eight locations, totaled $2,075,000 in fiscal 2001. These changes resulted in our operating only two Company-owned restaurants at the beginning of fiscal 2002, including a MAUI TACOS location in Atlanta, GA and a tri-branded BLIMPIE / PASTA CENTRAL / SMOOTHIE ISLAND location in Athens, GA.

     The changes described above negatively impacted operating results in fiscal 2001. Our net income was $74,000, or $0.01 per share, compared to $1,095,000, or $0.12 per share in the prior year. We believe that the changes made in fiscal 2001 have enabled us to enter fiscal 2002 with the ability to dramatically improve our operating results from the levels achieved in fiscal 2001.

Results Of Operations

Fiscal Year Ended June 30, 2001 Compared With Fiscal Year Ended June 30, 2000.

     Our continuing fees derived from franchises increased 0.4% to $19,200,000 in fiscal 2001 from $19,129,000 in fiscal 2000. This increase resulted from an increase in the sales in stores open during both fiscal 2001 and fiscal 2000, partially offset by a decrease in the number of locations open. BLIMPIE Subs & Salads' traditional location same store sales increased 1.3% in fiscal 2001. For the year, BLIMPIE Subs & Salads opened 188 locations and closed 223 locations, a net decrease of 35 locations. There were 1,955 BLIMPIE Subs & Salads locations open at June 30, 2001 as compared to 1,990 locations open at June 30, 2000.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises increased 1.7% to $4,093,000 in fiscal 2001 from $4,026,000 in fiscal 2000. The following table summarizes the components of these fees for fiscal 2001 and 2000:

                                                                       Year Ended June 30,
  (amounts in 000's)                                               2001              2000      Change
                                                            ---------------------------------------------

  Amortization of deferred subfranchise
    and master license fees                                      $1,472            $1,565            -5.9%
  Franchise fees                                                  2,035             1,993             2.1%
  Resale fees                                                       586               468            25.2%
                                                            ---------------------------------------------
     Total                                                       $4,093            $4,026             1.7%
                                                            =============================================

     During fiscal 2001, we granted development rights for one MAUI TACOS subfranchise territory, three international BLIMPIE territories, three international PASTA CENTRAL territories, and one domestic BLIMPIE territory. In fiscal 2001, the amortization of these fees was 5.9% lower than in fiscal 2000 due primarily to decreased amortization of BLIMPIE subfranchise fees caused by deferred amounts becoming fully amortized. Revenues from sales of franchises increased 2.1% in fiscal 2001. New outlets opened, including BLIMPIE, MAUI TACOS and PASTA CENTRAL outlets, decreased 6.4% from 220 in fiscal 2000 to 206 in fiscal 2001. The increase in revenues despite a decrease in outlets opened is due to a higher average franchise fee for locations opened, as well as revenues recognized for outlets sold more than two years ago, but not opened as of June 30, 2001. Resale fees increased 25.2% in fiscal 2001 due primarily to a higher average resale fee per store.

     Store equipment sales decreased 21.6% to $4,978,000 in fiscal 2001 from $6,351,000 in fiscal 2000. New outlets opened decreased 6.4% from 220 in fiscal 2000 to 206 in fiscal 2001, resulting in a portion of this decrease. The remaining decrease is due primarily to certain new locations purchasing used equipment, either from a closed BLIMPIE location or another source.

     License fees and other income for the year ended June 30, 2001 increased 21.1% to $791,000 from $653,000 in fiscal 2000. This increase was due primarily to greater license fees from the Canteen Vending Service Program and from Blimpie branded product sales.

     Company restaurant sales increased 94.9% to $1,672,000 in fiscal 2001 from $858,000 in fiscal 2000. In fiscal 2000, we operated one MAUI TACOS location. This increase was due to an increase in the number of outlets open for the majority of each fiscal year. Late in fiscal 2001, we sold or closed seven of the nine Company-owned restaurants operating at April 30, 2001. We do not expect to open additional Company-owned outlets in the upcoming fiscal year, and therefore expect the related sales to decline in fiscal 2002.

     The Subfranchisors' shares of franchise and continuing fees increased 1.9% to $11,714,000 in fiscal 2001 from $11,499,000 in fiscal 2000. The most significant portion of this expense is the subfranchisor's share of continuing fees, which generally is 50% of the fees we collect. Continuing fees increased 0.4%, and franchise fees and resale fees together increased 6.5% in fiscal 2001, resulting in the increase in this expense.

     Store equipment cost of sales decreased 19.4% to $4,261,000 in fiscal 2001 from $5,285,000 in fiscal 2000. This decrease was due to the 21.6% decrease in store equipment sales, combined with a decrease in the profit margin on the sales. The gross margin on store equipment sales decreased to 14.4% in fiscal 2001 from 16.8% in fiscal 2000 due to normal fluctuations in the product mix.

     Selling, general and administrative expense declined 0.8% to $11,207,000 in fiscal 2001 from $11,294,000 in fiscal 2000. This decrease was due primarily to lower payroll and travel expenses due to fewer employees, which was partially offset by higher legal fees and the cost of assigning the cash surrender value of key man life insurance policies to the executives for whom we purchased the policies. We continue to try to reduce selling, general and administrative expenses, but no assurances can be given that we will be successful in that regard in fiscal 2002.

     Company restaurant operations increased 165.6% to $3,747,000 in fiscal 2001 from $1,411,000 in fiscal 2000. We opened most of our Company-owned locations in late in fiscal 2000 or early in fiscal 2001. Company restaurant sales increased 94.9% in fiscal 2001 as a result of these openings. We incurred losses from these restaurant operations of $2,075,000 in fiscal 2001, up from losses of $553,000 in fiscal 2000. The increase in the losses is due to more locations in operation and to the losses incurred in the sale, closing or impairment of most of these locations. We anticipate that Company restaurant operations will decrease in fiscal 2002 due to there being only two Company-owned restaurants expected to be operating during the year.

     Interest income in fiscal 2001 increased by 1.6% to $636,000 from $626,000 in fiscal 2000.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 83.2% in fiscal 2001, as compared to 49.2% in fiscal 2000. The increase in fiscal 2001 was due to an increase in non-deductible losses as a percentage of our overall taxable income. Certain losses of our subsidiary, Maui Tacos International, Inc., currently are not deductible for income tax purposes because we cannot consolidate this subsidiary in our income tax returns. Although the Maui Tacos losses were lower in fiscal 2001 than in fiscal 2000, the income from the remainder of the Company decreased a greater amount, causing the increase in the percentage of non-deductible losses to income before income taxes.

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

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 9.5% to $4,026,000 in fiscal 2000 from $4,451,000 in fiscal 1999. The following table summarizes the components of these fees for fiscal 2000 and 1999:

                                                                       Year Ended June 30,
  (amounts in 000's)                                            2000              1999          Change
                                                              -------------------------------------------

  Amortization of deferred subfranchise
    and master license fees                                      $1,565            $1,437             8.9%
  Franchise fees                                                  1,993             2,446           -18.5%
  Resale fees                                                       468               568           -17.6%
                                                              -------------------------------------------
     Total                                                       $4,026            $4,451            -9.5%
                                                              ===========================================

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

     Company restaurant sales increased 153.8% to $858,000 in fiscal 2000 from $338,000 in fiscal 1999. In fiscal 1999, we operated one MAUI TACOS location. In fiscal 2000, we opened a MAUI TACOS location with two other investors, opened a second Company-owned MAUI TACOS location, and opened three Company-owned SMOOTHIE ISLAND JUICE BAR locations. We opened a fourth SMOOTHIE ISLAND JUICE BAR location in July 2000.

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

Liquidity And Capital Resources

     During fiscal years 2001, 2000 and 1999 we did not incur any material capital commitments. As of June 30, 2001, our working capital was $9,624,000 and total cash and investments were $11,197,000.

     We generated cash flows from operating activities of $3,190,000, $1,224,000 and $3,217,000 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The increase in fiscal 2001 was due primarily to increases in accounts payable and accrued expenses, an increase in customer equipment deposits and decreases in other assets, income taxes receivable and deferred tax assets, partially offset by an increase in accounts receivable and a decrease in deferred revenues. The decrease in fiscal 2000 was due primarily to decreases in accounts payable and accrued expenses, and customer equipment deposits and an increase in income taxes receivable, partially offset by a decrease in accounts receivable.

     Net cash used in investing activities during fiscal 2001 and 1999 totaled $992,000 and $1,868,000, respectively. Net cash provided by investing activities was $3,293,000 in fiscal 2000. The cash provided in fiscal 2000 was due to the proceeds from U.S. Treasury bills, which were reinvested in money market funds and therefore classified as cash and cash equivalents as of June 30, 2001. This increase was partially offset by higher purchases of property and equipment due to opening several Company-owned restaurants during the year. The absence of proceeds from sales of available-for-sale securities in fiscal 2001 resulted in the use of cash in that year, primarily for the purchases of property and equipment associated with opening Company-owned restaurants during the year. Fiscal 1999 included

$3,077,000 in payments made for international trademark rights, partially offset by net proceeds from the sale of investments.

     Net cash used in financing activities during fiscal 2001, 2000 and 1999 totaled $978,000, $927,000 and $688,000, respectively. The increase in the use of cash in fiscal 2001 was due to higher purchases of treasury stock. The lower use of cash in fiscal 1999 was due to collections on subscriptions receivable in that year.

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

ITEM 8.  FINANCIAL STATEMENTS

  Our financial statements described below and the reports of independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

  Report of independent auditors

  Consolidated balance sheets at June 30, 2001 and 2000

  Consolidated statements of operations and comprehensive income (loss) for each of the three years in the period ended June 30, 2001

  Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 2001

  Consolidated statements of cash flows for each of the three years in the period ended June 30, 2001

  Notes to consolidated financial statements

  Consolidated schedule of valuation and qualifying accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

     Information regarding all of our executive officers and employee directors is included in Part I at Item 3a. Following is information regarding all of our non-employee directors.

 Alvin Katz, Age 72

     Mr. Katz was appointed to our Board of Directors on November 23, 1993. Mr. Katz has been a member since September 1993 of the Board of Directors of Nastech Pharmaceutical Company, Inc., a company engaged in the development of pharmaceuticals. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. In 1991, Mr. Katz was appointed Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacturing of pollution monitoring equipment. He held this position until that company was sold in September 1992. Mr. Katz also serves on the Board of Directors of Amtech Systems Inc. which is engaged in the manufacture of capital equipment in the chip manufacturing business. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y.-Baruch School.

 Harry G. Chernoff, Age 55

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

 Jim L. Peterson, Age 65

     Mr. Peterson was appointed to our Board of Directors on May 1, 2001. For 23 years, Mr. Peterson was the CEO of Whataburger, Inc. Since 1994, Mr. Peterson has been Chairman of the Board and Chief Executive Officer of Bojangles Restaurants, Inc., a private company engaged in the operation and franchising of fast food restaurants. Mr. Peterson serves on the Board of Directors of Back Yard Burgers, Inc., which owns, operates and franchises quick-service and fast-casual restaurants. Mr. Peterson also serves on the Board of Directors of Earful of Books, Inc., a leading audiobook-only retailer in the United States.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and our four highest-paid executive officers who served as such at June 30, 2001 and whose annual compensation and bonus was $100,000 or more (collectively, the "Named Executive Officers"). Information with respect to salary, bonus, other annual compensation, restricted stock and options is included for the fiscal years ended June 30, 2001, 2000 and 1999. We have not paid any compensation that would qualify as "Restricted Stock Awards," payouts pursuant to long-term incentive plans ("LTIP Payouts"), or "All Other Compensation" in any of the three years in the period ended June 30, 2001.

                                                                                   Long Term
                                                                                    Compen-
                                                     Annual Compensation            sation
                                            ---------------------------------     -----------
                                     Fiscal                             Other     Securities      All
                                      Year                              Annual    Underlying     Other
             Name and                 Ended                            Compen-     Options/     Compen-
        Principal Position           June 30  Salary($)   Bonus ($)     sation      SARs(#)      sation
        ------------------           -------  ---------   ---------     ------      -------      ------
Anthony P. Conza,
   Chairman & CEO                       2001  $256,850   $244,673(2)   $  411(1)      20,000    $2,100(3)
                                        2000   242,320     10,804         498(1)          --     2,385(3)
                                        1999   235,330     30,736         919(1)      25,000     2,715(3)
David L. Siegel,
   Vice Chairman & COO                  2001   191,303    178,181(2)    2,802(1)      20,000     2,200(3)
                                        2000   180,474      5,527         498(1)          --     2,100(3)
                                        1999   174,297     15,498         919(1)      25,000     1,914(3)
Charles G. Leaness,
   Exec. V.P.                           2001   175,859     66,133(2)    1,541(1)      20,000     2,050(3)
                                        2000   172,182      3,768       1,618(1)          --     2,050(3)
                                        1999   141,250      8,391       3,399(1)      25,000     1,922(3)
Patrick J. Pompeo,
   Exec. V.P.                           2001   165,000     54,365         411(1)      20,000     2,050(3)
                                        2000   148,084      3,768         498(1)          --     2,050(3)
                                        1999   138,971      9,891         919(1)      25,000     2,000(3)
Joseph W. Morgan,
   Sr. V.P., President -                2001   185,201      1,789       4,716(1)          --     2,050(3)
   Blimpie Subs & Salads                2000   175,940      2,886         498(1)     125,000     2,050(3)
   and Pasta Central                    1999   136,437      6,856         919(1)      35,000     1,828(3)

(1) Represents commissions paid with respect to master license sales consummated. Also includes personal expenses paid by the Company of $2,391 for Mr. Siegel in 2001 and $4,305 for Mr. Morgan in 2001.

(2) Includes the cash surrender value of life insurance distributed to the officer of $238,047 for Mr. Conza, $174,742 for Mr. Siegel, and $64,299 for Mr. Leaness.

(3) Represents matching contributions which we made to our 401(k) Plan on behalf of each of the Named Executive Officers.

Options/SAR Grants In Last Fiscal Year

Individual Grants
                          Number of        % of Total                                     Potential Realizable Value at
                          Securities        Options                                       Assumed Annual Rates of Stock
                          Underlying       Granted to      Exercise or                          Price Appreciation
                           Options        Employees in      Base Price      Expiration           for Option Term
                                                                                                 ---------------
Name                       Granted        Fiscal Year         ($/Sh)           Date          5 ($)            10 ($)
----                                      -----------         ------           ----          -----            ------
                             (#)
                             ---
Anthony P. Conza            20,000           12.5%            $1.38          12/11/11       $35,218           $44,464
David L. Siegel             20,000           12.5%             1.38          12/11/11        35,218            44,464
Charles G. Leaness          20,000           12.5%             1.38          12/11/11        35,218            44,464
Patrick J. Pompeo           20,000           12.5%             1.38          12/11/11        35,218            44,464
Joseph W. Morgan                --             --                --                --            --                --

Fiscal Year End Option Values

     The following table sets forth the number of unexercised options held by our Named Executive Officers during the fiscal year ended June 30, 2001. No options were exercised during such period.

                                                                                                       Value of
                                                                                 Number of            Unexercised
                                                                                Unexercised          In-the-Money
                                                                               Options/SARs          Options/SARs
                                                                               at FY-End(#)          at FY-End($)
                                   Shares Acquired           Value             Exercisable/          Exercisable/
      Name                         on Exercise(#)         Realized($)          Unexercisable         Unexercisable
      ----                         --------------         -----------          -------------         -------------
Anthony P. Conza                         --                    --               70,000/15,000        $3,400/ 3,400
David L. Siegel                          --                    --               70,000/15,000         3,400/ 3,400
Charles G. Leaness                       --                    --               50,000/15,000         3,400/ 3,400
Patrick J. Pompeo                        --                    --               50,000/15,000         3,400/ 3,400
Joseph W. Morgan                         --                    --              128,000/57,000            --/--

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the holdings of our Common Stock as of October 8, 2001 by (1) each person or entity known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock; (2) each director and executive officer; and (3) all directors and executive officers as a group. All of the holders of our Common Stock are entitled to one vote per share.

                                                                   Number of Shares                   Percent
       Name and Address of Beneficial Owner (1)                 Beneficially Owned (2)               Owned (3)
       ----------------------------------------                 ----------------------               ---------
Anthony P. Conza......................................                  3,017,742 (4)                   32.7%
David L. Siegel.......................................                  1,555,117 (5)                   16.8%
Charles G. Leaness....................................                    489,459 (6)                    5.3%
Patrick Pompeo........................................                    451,368 (7)                    4.9%
Alvin L. Katz (8).....................................                     43,600 (9)                      *
Harry G. Chernoff (10)................................                     35,868 (11)                     *
Jim L. Peterson (12)..................................                      2,000 (13)                     *
Joseph W. Morgan......................................                    262,767 (14)                   2.8%
Joseph A. Conza.......................................                     88,601 (15)                     *
Robert S. Sitkoff.....................................                     84,525 (16)                     *
Brian D. Lane.........................................                     29,043 (17)                     *
All Directors and Executive Officers
As a Group (10 Persons)...............................                  6,060,090 (18)                  62.4%

_________________________

* Represents less than 1%.

(1) Except as otherwise noted, the address of each of the persons listed below is 740 Broadway, New York, New York 10003.

(2)  Includes shares actually and beneficially owned.

(3) Based upon 9,163,659 shares outstanding on October 8, 2001 (not including 470,267 treasury shares), increased by the number of shares under options which the holder(s) thereof have the right to acquire within 60 days from October 8, 2001.

(4) Includes 70,000 shares which Mr. Conza may acquire pursuant to options exercisable within 60 days of October 8, 2001. Does not include (a) 37,050 shares owned by Mr. Conza's daughter, (b) 9,300 shares owned by Mr. Morgan (Mr. Conza's son-in-law), (c) 125,000 shares owned jointly by Mr. Conza's daughter and Mr. Morgan over which Mr. Morgan has sole voting power, (d) 4,150 shares owned by Mr. Conza's parents, (e) 44,913 shares owned by Joseph Conza, the brother of Mr. Conza, and (f) 44,000 shares held by Mr. Conza's daughter as Trustee for the Anthony P. Conza Charitable Remainder Trust, as to all of which Mr. Conza disclaims beneficial ownership.

(5) Includes 70,000 shares which Mr. Siegel may acquire pursuant to options exercisable within 60 days of October 8, 2001. Does not include 13,046 shares held by Mr. Siegel's daughter, as to which Mr. Siegel disclaims beneficial ownership.

(6) Includes 50,000 shares which Mr. Leaness may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(7) Includes 50,000 shares which Mr. Pompeo may acquire pursuant to options exercisable within 60 days of October 8, 2001. Does not include 6,300 shares held by Mr. Pompeo's sister and brother-in-law, as to which Mr. Pompeo disclaims beneficial ownership.

(8)  The address of Mr. Katz is 301 N. Birch Road, Ft. Lauderdale, Florida
     33304.

(9) Includes 23,600 shares which Mr. Katz may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(10) The address of Dr. Chernoff is 286 Spring Street, Suite 401, New York, New York 10013.

(11) Includes 23,600 shares which Dr. Chernoff may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(12) The address of Mr. Peterson is 218 Fannin Street, Gilead, Texas 77963.

(13) Includes 2,000 shares which Mr. Peterson may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(14) Includes 128,000 shares which Mr. Morgan may acquire pursuant to options exercisable within 60 days of October 8, 2001. Does not include (a) 37,050 shares held by Mr. Morgan's wife (Mr. A. Conza's daughter), (b) 13,100 shares held by Mr. Morgan's children, (c) 700 shares held by Mr. Morgan's wife as custodian for his son under the Transfers to Minors Act, (d) 44,000 shares held by Mr. Morgan's wife as Trustee for the Anthony P. Conza Charitable Remainder Trust, and (e) 16,500 shares held by a corporation of which Mr. Morgan's wife is the sole shareholder, as to all of which Mr. Morgan disclaims beneficial ownership.

(15) Includes 41,000 shares which Mr. Conza may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(16) Includes 70,000 shares which Mr. Sitkoff may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(17) Includes 20,000 shares which Mr. Lane may acquire pursuant to options exercisable within 60 days of October 8, 2001.

(18) Includes 548,200 shares which all of such persons may acquire pursuant to options exercisable within 60 days of October 8, 2001. Does not include the shares excluded from the percentage ownership calculations made with respect to Messrs. Conza, Siegel, Pompeo and Morgan pursuant to notes 4, 5, 7 and 14 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During the fiscal years ended June 30, 2001, 2000 and 1999, we paid $1,155,000, $1,162,000, and $1,155,000, respectively, to Georgia Enterprises, Inc. ("Georgia Enterprises"), a corporation partially owned by Patrick Pompeo, one of our Executive Vice Presidents and directors, and Joseph Conza, one of our Senior Vice Presidents and President of B I Concept Systems, Inc., in payment of the fees that Georgia Enterprises earned as the Subfranchisor for the Georgia market. During the same three fiscal years, we paid $273,000, $280,000, and $305,000, respectively, to Llewellyn Distributors, Inc. ('Llewellyn"), a corporation partially owned by Charles G. Leaness, one of our directors and Executive Vice Presidents, who also serves as CEO of Maui Tacos International, Inc., in payment of Llewellyn's share of the fees that it earned as the Subfranchisor for the northern New Jersey market. We also paid $53,000 in fiscal 1999 to International Southwest Blimpie, Inc. ('Southwest'), a corporation principally owned and controlled by Joseph Conza until its sale to an unrelated third party in November 1998, in payment of said corporation's share of the fees that it earned as the Subfranchisor for the Houston, Texas market. In fiscal 2000, we paid $8,000 to Manhattan Maui, Inc., a corporation partially owned by Charles G. Leaness, in payment of fees that Manhattan Maui, Inc. earned as subfranchisor for the New York County, NY market for Maui Tacos.

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

     During the years ended June 30, 2001, 2000 and 1999, we paid $17,000, $13,000 and $11,000, respectively, to Joseph Conza as compensation for the use of his apartment in New York City by employees of our Atlanta and Houston offices during business trips. In our estimation, this practice reduced our lodging expense inasmuch as the per diem amounts paid to Mr. Conza were below the market rates for hotel accommodations which we would have been required to pay in order to house such employees during such trips to New York.

     During the fiscal years ended June 30, 2001, 2000 and 1999, we received $108,000, $111,000 and $110,000, respectively, in reimbursements of expenses from Llewellyn. Such amounts were paid pursuant to a written agreement which provides that we shall be reimbursed by Llewellyn for costs incurred by us in providing operational support services to Llewellyn. The agreement also provides that in the event the costs of such support services shall rise, then the fees paid pursuant to the agreement shall rise accordingly. In the opinion of our management, the agreement is on terms as favorable to us as would be available from an unrelated third party.

     In April 1994, Mr. Leaness borrowed the sum of $20,000 from us, and collateralized the payment thereof with the same 120,000 shares of Common Stock which he pledged in connection with a $60,000 option exercise and loan transaction consummated in December 1991. This $20,000 loan is payable upon demand and bears interest at the rate of 5% per annum.

     In March 1995, Joseph Conza borrowed the principal amount of $55,500 from us. That indebtedness is payable in constant bi-monthly payments of principal and interest computed at the rate of 8% per annum through April 15, 2015. Mr. Conza pledged 10,000 unregistered shares of our Common Stock as collateral security for the payment of all sums due under the loan. As of the end of the fiscal year, Mr. Conza was current with respect to his payment obligations and the outstanding principal balance had been reduced to approximately $46,000.

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

10.46     Form of basic MAUI TACOS Subfranchise Agreement****

10.47     Form of basic PASTA CENTRAL Franchise Agreement****

10.48     Form of basic PASTA CENTRAL Subfranchise Agreement****

10.49     Form of basic SMOOTHIE ISLAND Franchise Agreement****

10.50 Blimpie International, Inc. 2000 Omnibus Stock Incentive Plan (a copy of which was filed with the Commission on February 14, 2001 as Exhibit
          4.2 to the Company's Registration Statement on Form S-8, and is hereby incorporated herein by this reference)

10.51 Agreement and Plan of Merger dated as of the 5th day of October 2001 between Blimpie International, Inc. and Sandwich Acquisition Corporation (a copy of which was filed as an exhibit of corresponding number to the Company's Report on Form 8-K dated October 8, 2001, and is hereby incorporated herein by this reference).

10.52 Voting Agreement dated as of the 5th day of October 2001 among certain shareholders of Blimpie International, Inc. and Sandwich Acquisition Corporation (a copy of which was filed as an exhibit of corresponding number to the Company's Report on Form 8-K dated October 8, 2001, and is hereby incorporated herein by this reference).

18 Letter dated December 13, 1999 from Ernst & Young LLP regarding change in accounting principle related to subfranchise and master license fee revenues (a copy of which was filed with the Commission on September 28, 2000 as an Exhibit of corresponding number to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and is hereby incorporated herein by this reference)

21        Subsidiaries of the Company*

23        Consent of Independent Auditors

99.1 Press Release dated October 8, 2001 of Blimpie International, Inc. (a copy of which was filed as an exhibit of corresponding number to the Company's Report on Form 8-K dated October 8, 2001, and is hereby incorporated herein by this reference).

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

     (b)  Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 2001.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BLIMPIE INTERNATIONAL, INC.


Dated: October 10, 2001            By: /s/ Anthony P. Conza
                                      -----------------------------------------
                                      Anthony P. Conza, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Principal Executive Officer


Date: October 10, 2001             /s/ Anthony P. Conza
                                   --------------------------------------------
                                   Anthony P. Conza, Chairman and Chief
                                    Executive Officer

                                   Principal Financial And Accounting Officer


Date: October 10, 2001             /s/ Brian D. Lane
                                   --------------------------------------------
                                   Brian D. Lane, Vice President, Chief
                                    Financial Officer


Date: October 10, 2001             /s/ David L. Siegel
                                   --------------------------------------------
                                   David L. Siegel, Vice Chairman, Chief
                                    Operating Officer and General Counsel


Date: October 10, 2001             /s/ Patrick J. Pompeo
                                   --------------------------------------------
                                   Patrick J. Pompeo, Executive Vice
                                    President and Director


Date: October 10, 2001             /s/ Charles G. Leaness
                                   --------------------------------------------
                                   Charles G. Leaness, Executive Vice
                                    President, Secretary and Director


Date: October 10, 2001             /s/ Alvin Katz
                                   --------------------------------------------
                                   Alvin Katz, Director


Date: October 10, 2001             /s/ Harry G. Chernoff
                                   --------------------------------------------
                                   Harry G. Chernoff, Director


Date: October 10, 2001             /s/ Jim L. Peterson
                                   --------------------------------------------
                                   Jim L. Peterson, Director

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                                              F-2

Consolidated Balance Sheets at June 30, 2001 and 2000                       F-3

Consolidated Statements of Operations and Comprehensive Income
 (Loss) for each of the three years in the period ended June 30, 2001       F-4

Consolidated Statements of Shareholders' Equity for each of the
 three years in the period ended June 30, 2001                              F-5

Consolidated Statements of Cash Flows for each of the three years
 in the period ended June 30, 2001                                          F-6

Notes to Consolidated Financial Statements                                  F-7

Consolidated Schedule of Valuation and Qualifying Accounts for each
 of the three years in the period ended June 30, 2001                       F-22

Report of Independent Auditors



Board of Directors and Shareholders
Blimpie International, Inc.


We have audited the accompanying consolidated balance sheets of Blimpie International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blimpie International, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for subfranchisor and master license fee revenues.



                                    /s/ Ernst & Young LLP

Atlanta, Georgia
September 14, 2001, except for Note 17, as to which the date is October 9, 2001

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        June 30
Assets                                                                                           2001             2000
--------------------------------------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                                           $      9,492     $      8,272
         Investments                                                                                  687              618
         Accounts receivable, less allowance of $391 in 2001
             and $252 in 2000                                                                       2,596            2,125
         Prepaid expenses and other current assets                                                    195              277
         Income taxes receivable                                                                      537              812
         Deferred income taxes                                                                        328              155
         Current portion of notes receivable                                                          586              540
                                                                                             ------------     ------------
Total current assets                                                                               14,421           12,799

Property and equipment - at cost less accumulated
         depreciation of $2,954 in 2001 and $2,412 in 2000                                          1,441            2,390

Other assets:
         Notes receivable, less allowance of $172 in 2001
            and $82 in 2000 and less current portion                                                  646              666
         Investments                                                                                1,018              970
         Trademarks - at cost, less accumulated amortization
            of $1,354 in 2001 and $1,044 in 2000                                                    8,018            8,249
         Deferred income taxes                                                                        879            1,313
         Other                                                                                        100              673
                                                                                             ------------     -------------
Total other assets                                                                                 10,661           11,871
                                                                                             ------------     -------------
                                                                                             $     26,523     $     27,060
                                                                                             ============     =============
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Accounts payable and accrued expenses                                               $      4,434     $      3,285
         Customer equipment deposits                                                                  363              238
                                                                                             ------------     -------------
Total current liabilities                                                                           4,797            3,523
Deferred revenue, net                                                                               4,087            5,051

Shareholders' equity:
         Common stock, $.01 par value:
            Authorized shares - 20,000,000
            Issued and outstanding shares - 9,633,000 in 2001
               and 9,632,000 in 2000                                                                   96               96
         Additional paid-in capital                                                                 9,031            9,028
         Retained earnings                                                                          9,499           10,075
         Net unrealized gain on marketable securities                                                  95               41
                                                                                             ------------     ------------
                                                                                                   18,721           19,240
         Treasury stock at cost - 470,000 shares in 2001 and
             281,000 shares in 2000                                                                (1,025)            (694)
         Subscriptions receivable                                                                     (57)             (60)
                                                                                             ------------     ------------
Total shareholders' equity                                                                         17,639           18,486
                                                                                             ------------     ------------
                                                                                             $     26,523     $     27,060
                                                                                             ============     ============

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands except for per share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended June 30
                                                                                2001             2000             1999
                                                                            ------------     ------------     ------------
Revenues:
     Continuing fees                                                        $     19,200     $     19,129     $     18,956
     Subfranchisor fees, master license fees
         and sale of franchises                                                    4,093            4,026            4,451
     Store equipment sales                                                         4,978            6,351            9,328
     License fees and other income                                                   791              653              477
     Company restaurant sales                                                      1,672              858              338
                                                                            ------------     ------------     ------------
                                                                                  30,734           31,017           33,550
Expenses:
     Subfranchisors' share of franchise and continuing fees                       11,714           11,499           11,782
     Store equipment cost of sales                                                 4,261            5,285            8,137
     Selling, general and administrative expenses                                 11,207           11,294           12,156
     Company restaurant operations                                                 3,747            1,411              342
                                                                            ------------     ------------     ------------
                                                                                  30,929           29,489           32,417
                                                                            ------------     ------------     ------------
Operating (loss) income                                                             (195)           1,528            1,133
Interest income                                                                      636              626              823
                                                                            ------------     ------------     ------------

Income before income taxes and cumulative effect
     of change in accounting principle                                               441            2,154            1,956
Income taxes on income before cumulative effect
     of change in accounting principle                                               367            1,059              800
                                                                            ------------     ------------     ------------
Income before cumulative effect of change in accounting principle                     74            1,095            1,156

Cumulative effect on prior years (to June 30, 1998) of changing to a different subfranchisor and master license fee revenue
     recognition method (less tax benefit of $1,815) - Note 2                          -                -           (3,373)
                                                                            ------------     ------------     ------------
Net income (loss)                                                           $         74     $      1,095     $     (2,217)
                                                                            ============     ============     ============

Basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle           $       0.01     $       0.12     $       0.12
Cumulative effect of change in accounting principle                                    -                -            (0.35)
                                                                            ------------     ------------     ------------
Net income (loss)                                                           $       0.01     $       0.12     $      (0.23)
                                                                            ============     ============     ============
Weighted average basic shares outstanding                                          9,269            9,446            9,467
                                                                            ============     ============     ============
Weighted average diluted shares outstanding                                        9,280            9,453            9,472
                                                                            ============     ============     ============
Comprehensive income (loss):
     Net income (loss)                                                      $         74     $      1,095     $     (2,217)
     Other comprehensive income (loss):
     Unrealized gains (losses) on marketable securities:
         Unrealized gains and (losses), net of tax                                    54                1              (12)
         Less: reclassification adjustment for losses
              included in net loss, net of tax                                         -                -                1
                                                                            ------------     ------------     ------------
         Other comprehensive income (loss)                                            54                1              (11)
                                                                            ------------     ------------     ------------
Comprehensive income (loss)                                                 $        128     $      1,096     $     (2,228)
                                                                            ============     ============     ============

See accompanying notes to consolidated financial statements.


Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 30, 2001, 2000, and 1999
(in thousands except for per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Common Stock               Additional
                                                                ------------------------------
                                                                    Shares                            Paid-In           Retained
                                                                  Outstanding         Amount          Capital           Earnings
                                                                -------------       ----------       --------        -----------
Balance - July 1, 1998                                                 9,574           $    96       $  8,420           $ 12,519

     Incentive stock granted                                               5                               14
     Stock issued under Canadian trademark agreement                      25                              204
     Warrants and options issued for services and trademark                                               180
     Dividends paid ($ .07 per share)                                                                                       (662)
     Net loss                                                                                                             (2,217)
     Net unrealized loss on marketable securities
                                                               -------------    --------------  -------------   ----------------
Balance - June 30, 1999                                                9,604                96          8,818              9,640

     Incentive stock granted                                               3                                6
     Stock issued under Canadian trademark agreement                      25                              204
     Dividends paid ($ .07 per share)                                                                                       (660)
     Net income                                                                                                            1,095
     Net unrealized gain on marketable securities
                                                               -------------    --------------  -------------    ---------------
Balance - June 30, 2000                                                9,632                96          9,028             10,075

     Incentive stock granted                                               1                                3
     Dividends paid ($ .07 per share)                                                                                       (650)
     Net income                                                                                                               74
     Net unrealized gain on marketable securities
                                                               -------------    --------------  -------------   ----------------
Balance - June 30, 2001                                                9,633           $    96       $  9,031           $  9,499
                                                               =============    ==============  =============   ================

                                                                              Unrealized
                                                                                Holding
                                                                              Gain (Loss)         Total
                                                                             --------------    ------------
Balance - July 1, 1998                                                         $       51          $ 21,086

     Incentive stock granted                                                                             14
     Stock issued under Canadian trademark agreement                                                    204
     Warrants and options issued for services and trademark                                             180
     Dividends paid ($ .07 per share)                                                                  (662)
     Net loss                                                                                        (2,217)
     Net unrealized loss on marketable securities                                     (11)              (11)
                                                                           --------------    --------------
Balance - June 30, 1999                                                                40            18,594

     Incentive stock granted                                                                              6
     Stock issued under Canadian trademark agreement                                                    204
     Dividends paid ($ .07 per share)                                                                  (660)
     Net income                                                                                       1,095
     Net unrealized gain on marketable securities                                       1                 1
                                                                           --------------    --------------
Balance - June 30, 2000                                                                41            19,240

     Incentive stock granted                                                                              3
     Dividends paid ($ .07 per share)                                                                  (650)
     Net income                                                                                          74
     Net unrealized gain on marketable securities                                      54                54
                                                                            --------------    -------------
Balance - June 30, 2001                                                        $       95          $ 18,721
                                                                            ==============    =============

See accompanying notes to consolidated financial statements.


Blimpie International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                             Years Ended June 30
                                                                                    2001             2000             1999
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Income before cumulative effect of change in accounting principle            $         74         $  1,095         $  1,156
Adjustments to reconcile income before accounting change
     to net cash provided by operating activities:
         Depreciation and amortization                                                993              941              846
         Loss on disposals and sales of property and equipment                        904                -                -
         Incentive stock granted                                                        3                6              104
         Changes in operating assets and liabilities:
             Accounts receivable                                                     (471)             981              (48)
             Prepaid expenses and other current assets                                 82              (71)             292
             Other assets                                                             573             (240)             (99)
             Income taxes receivable                                                  275             (790)             (22)
             Deferred income taxes                                                    261              445             (105)
             Notes receivable                                                         186              230              406
             Accounts payable and accrued expenses                                  1,149             (406)             973
             Customer equipment deposits                                              125             (308)             204
             Income taxes payable                                                       -                -             (276)
             Deferred revenue, net                                                   (964)            (659)            (214)
                                                                             ------------         --------         --------
         Net cash provided by operating activities                                  3,190            1,224            3,217

Cash Flows from Investing Activities
Purchases of available-for-sale securities                                              -              (89)          (2,646)
Proceeds from sales of available-for-sale securities                                    -            4,786            4,605
Reinvested dividends of available-for-sale securities                                 (63)              (7)             (66)
Purchases of international trademarks                                                 (79)            (120)          (3,077)
Purchases of property and equipment                                                  (901)          (1,277)            (684)
Proceeds from sales of property and equipment                                          51                -                -
                                                                             ------------         --------         --------
         Net cash (used in) provided by investing activities                         (992)           3,293           (1,868)

Cash Flows from Financing Activities
Purchases of treasury stock                                                          (331)            (267)            (176)
Collections on subscriptions receivable                                                 3                -              150
Cash dividends paid                                                                  (650)            (660)            (662)
                                                                             ------------         --------         --------
         Net cash used in financing activities                                       (978)            (927)            (688)
                                                                             ------------         --------         --------

Net increase in cash and cash equivalents                                           1,220            3,590              661
Cash and cash equivalents at beginning of year                                      8,272            4,682            4,021
                                                                             ------------         --------         --------
Cash and cash equivalents at end of year                                     $      9,492         $  8,272         $  4,682
                                                                             ============         ========         ========

See accompanying notes to consolidated financial statements.

Blimpie International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 1: Description of Company

  Blimpie International, Inc. (the "Company") engages in franchising, subfranchising and master licensing the BLIMPIE trademarks, trade names, service marks, logos, marketing concepts and marketing programs. The Company franchises BLIMPIE Subs & Salads and PASTA CENTRALTM and is the majority owner of Maui Tacos International, Inc. ("Maui Tacos"), the franchisor of MAUI TACOSTM and SMOOTHIE ISLANDTM. BLIMPIE Subs & Salads offers a quick-service, healthy, sub sandwich in approximately 2,000 franchise stores operating throughout the United States, Puerto Rico and in 14 other countries. PASTA CENTRAL's baked pasta meals address current eating trends for eat-in or take home meals. MAUI TACOS restaurants provide a health-oriented, affordable menu of "Maui-Mex" items, including traditional Mexican foods marinated in Hawaiian spices. SMOOTHIE ISLAND is a selection of blended beverages of frozen yogurt, fruit and nutritional supplements sold through the BLIMPIE, PASTA CENTRAL, and MAUI TACOS locations. The Company also provides professional store design services and equipment sales through its wholly-owned subsidiary, B I Concept Systems, Inc. At June 30, 2001, the Company operates two MAUI TACOS restaurants and one tri-branded BLIMPIE, PASTA CENTRAL, SMOOTHIE ISLAND restaurant. The Company operates the subfranchise in Puerto Rico, but does not operate any other subfranchisor or master licensor areas within the Blimpie International system.

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

Fair Market Value Disclosure

  Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of the fair value of certain items, including receivables, payables and investments. The Company believes that the carrying amounts included in the consolidated balance sheets for such items do not differ significantly from their fair values as defined in SFAS 107.

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

Trademarks

  Trademarks are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of 15-40 years. Amortization expense was $310,000 in 2001, $305,000 in 2000, and $337,000 in 1999.

Advertising

  The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $327,000 in 2001, $374,000 in 2000, and $404,000 in 1999.

  The Company administers several advertising and promotional funds on behalf of the franchisees. The franchisees contribute 4% of their gross sales to The National Media Advertising Account. A portion of the 4% contribution is transferred to Regional Advertising Associations. Franchisees form voluntary regional advertising associations intended to coordinate advertising and marketing efforts and programs for local advertising. Blimpie Brand Building Fund, Inc. is a not-for-profit entity that is authorized to receive marketing allowances and payments from purveyors, distributors and manufacturers. Its activities are controlled by franchisees elected to the National Blimpie Franchisee Advisory Council, subfranchisors elected to the National Blimipie Subfranchisor Advisory Council and Company representatives. The National Media Advertising Account and the Blimpie Brand Building Fund monies are spent for advertising and marketing uses, including marketing and advertising personnel, advertising agencies, operating expenses of all types, matching fund programs, research and development, production of educational or training materials, production of commercials, focus groups and other studies, television or radio media time, print advertising and other marketing and advertising uses.

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

  Aggregate receipts and expenditures for these funds were approximately $20,000,000 each for fiscal 2001. Total assets were approximately $6,000,000 and total liabilities were approximately $3,000,000 as of June 30, 2001. The net assets of these funds are held in a manner analogous to escrow accounts by the Company and are not consolidated.

Income Taxes

  The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is provided for deferred tax assets for which realization is uncertain.

Use of Estimates

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information


                                                                  Years Ended June 30
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ----------
Cash paid during the year for:
  Interest                                               $    2,000   $        -   $        -
  Income taxes                                               76,000    1,049,000    1,232,000
Noncash investing and financing activities:
  Stock issued under Canadian trademark agreement                 -      204,000      204,000
  Warrants and options issued for services
   and trademark                                                  -            -      180,000
  Net unrealized gain (loss) on marketable securities       54,000        1,000       (11,000)
  Notes receivable from sales of Company-owned
   restaurants                                              211,000            -            -

Note 3: Investments

  The following is a summary of available-for-sale securities included in investments as of June 30:

                                                 Unrealized       Fair
2001                                      Cost   Gain (Loss)      Value
                                    ------------ ----------   ------------

Available-for-Sale Securities:
  Current:
    Common stocks                     $   88,000   $ 86,000     $  174,000
    Preferred stocks                     362,000      5,000        367,000
    Mutual funds                         163,000    (17,000)       146,000
                                    ------------ ----------   ------------
                                         613,000     74,000        687,000
  Long-Term
    U. S. Government securities          997,000     21,000      1,018,000
                                    ------------ ----------   ------------
                                      $1,610,000   $ 95,000     $1,705,000
                                    ============ ==========   ============

2000

Available-for-Sale Securities:
  Current:
    Common stocks                     $   61,000   $108,000     $  169,000
    Preferred stocks                     326,000    (24,000)       302,000
    Mutual funds                         163,000    (16,000)       147,000
                                    ------------ ----------   ------------
                                         550,000     68,000        618,000
  Long-Term
    U. S. Government securities          997,000    (27,000)       970,000
                                    ------------ ----------   ------------
                                      $1,547,000   $ 41,000     $1,588,000
                                    ============ ==========   ============

 The long-term U.S. Government securities held at June 30, 2001 mature in 2004.

Note 4: Notes Receivable

 Notes receivable consist of the following as of June 30:

                                                                              2001                  2000
                                                                       ------------------    ------------------
Notes from subfranchisors, with interest ranging from 5% to 13% due
 at various dates through December, 2008                                       $  944,000            $  814,000
Notes receivable from sale of Company-owned restaurants, with interest ranging from 5% to 10% due at various dates through
 May, 2009                                                                        211,000                     -
Notes receivable from sale of discontinued segment                                      -                56,000
Notes receivable from an officer of the Company due in semi-monthly installments including interest of 8% per annum
 through April, 2015                                                               46,000                48,000
Receivable from leasing companies arising from participation in franchisee equipment leases, with interest ranging from 7% to 17%,
 due at various dates through August, 2003                                        203,000               370,000
                                                                       ------------------    ------------------
                                                                                1,404,000             1,288,000
Allowance for doubtful accounts                                                  (172,000)              (82,000)
                                                                       ------------------    ------------------
                                                                                1,232,000             1,206,000
Current maturities                                                                586,000               540,000
                                                                       ------------------    ------------------
                                                                               $  646,000            $  666,000
                                                                       ==================    ==================

Note 5: Property and Equipment

  The major components of property and equipment and related depreciation periods as of June 30 are:

                                               Cost
                                   ---------------------------     Depreciation
Item                                   2001           2000            Period
---------------------------------- ------------   ------------   ---------------

Building and other                   $  296,000     $  739,000       7-14 years
Office furniture and fixtures         3,007,000      3,087,000       5-10 years
Automobiles                             247,000        223,000          5 years
Software                                845,000        753,000          5 years
                                   ------------   ------------
                                      4,395,000      4,802,000
Less accumulated depreciation         2,954,000      2,412,000
                                   ------------   ------------
                                     $1,441,000     $2,390,000
                                   ============   ============

  Depreciation expense totaled $683,000 in 2001, $636,000 in 2000, and $519,000 in 1999.

  At June 30, 2001, the Company recorded an impairment loss on leasehold improvements and restaurant equipment related to its Company-owned Maui Tacos location in New York City. The impairment loss was recorded due to continued operating losses incurred in this location and management's intention to sell or close the location early in fiscal 2002. The Company recorded a net loss of $338,000 to write down all assets of the location to their estimated net realizable values of $25,000. The impairment loss has been included in Company restaurant operations in the accompanying consolidated statement of operations for the year ended June 30, 2001. The Company expects to dispose of all assets of the store during fiscal 2002.

Note 6: Income Taxes

  The provision for income taxes is comprised as follows for the years ended June 30 :

                                               2001        2000        1999
                                             ---------  ----------  ----------

      Federal
        Current                               $ 96,000  $  564,000    $789,000
        Deferred                               241,000     409,000     (91,000)
                                             ---------  ----------  ----------
                                               337,000     973,000     698,000
                                             ---------  ----------  ----------

      State
        Current                                 10,000      50,000     116,000
        Deferred                                20,000      36,000     (14,000)
                                             ---------  ----------  ----------
                                                30,000      86,000     102,000
                                             ---------  ----------  ----------
                                              $367,000  $1,059,000    $800,000
                                             =========  ==========  ==========

  The following is a reconciliation of income taxes to normal expected Federal income tax computed by applying statutory rates for the years ended June 30:

                                               2001        2000        1999
                                             ---------  ----------  ----------
Federal statutory rate - 34%                  $150,000  $  732,000    $665,000
State or local taxes, net of federal benefit    20,000      57,000      65,000
Non-deductible expenses                         29,000      25,000      34,000
Valuation allowance                            163,000     287,000     385,000
Other                                            5,000     (42,000)   (349,000)
                                             ---------  ----------  ----------
                                              $367,000  $1,059,000    $800,000
                                             =========  ==========  ==========

  The components of temporary differences and their tax effects which comprise the Company's net deferred tax asset are as follows at June 30:

                                                        2001            2000
                                                      ----------     ----------
Deferred tax assets:
  Subfranchisor deferred revenues                     $1,233,000     $1,509,000
  Franchisee deferred revenues                           196,000        259,000
  Allowance for doubtful accounts                        176,000        117,000
  Start-up costs for Maui Tacos                           57,000         83,000
  Net operating loss carryforward of Maui Tacos          607,000        395,000
  Other                                                  124,000         20,000
  Valuation allowance                                   (835,000)      (672,000)
                                                      ----------     ----------
                                                       1,558,000      1,711,000
                                                      ----------     ----------
Deferred tax liabilities:
  Trademark amortization                                (351,000)      (243,000)
                                                      ----------     ----------
                                                        (351,000)      (243,000)
                                                      ----------     ----------
                                                      $1,207,000     $1,468,000
                                                      ==========     ==========

  The valuation allowance for deferred taxes relates to net deferred tax assets of Maui Tacos, a majority-owned subsidiary that is not consolidated for tax purposes. The valuation allowance was established due to the uncertainty of the related deferred tax assets' ultimate realization. Maui Tacos has net operating loss carryforwards totaling approximately $1,734,000 expiring beginning in 2020.

Note 7: Commitments and Contingencies

  The Company leases its facilities under noncancelable operating leases, expiring in various years through 2012. The minimum future annual rentals under these noncancelable operating leases as of June 30, 2001 for each of the next five years and in the aggregate, are as follows:

                               Year               Amount
                       ---------------------  --------------

                               2002             $  538,000
                               2003                379,000
                               2004                 77,000
                               2005                 61,000
                               2006                 28,000
                        2007 and thereafter        151,000
                                                ----------
                                                $1,234,000
                                                ==========

  The Company also is obligated for increases in real estate taxes and operating costs. Rent expenses including real estate taxes and operating costs amounted to $852,000 in 2001, $765,000 in 2000, and $520,000 in 1999. Certain of these leases contain renewal provisions.

  The Company's leasing subsidiaries execute leases for approved BLIMPIE restaurant locations and then sublease the premises to franchisees. Under the terms of the typical lease agreement, the Company's leasing subsidiary's liability is limited to its net assets and the landlord agrees to not commence any legal proceedings against Blimpie International, Inc. The franchisee assumes the payment of rent and agrees to perform all terms, covenants and conditions of the original lease. As a result, the Company has not recorded lease expense and sublease income in the accompanying consolidated financial statements. As of June 30, 2001, there were approximately 600 leasing subsidiaries with aggregate net assets of $344,000, which are included in cash and other assets in the accompanying consolidated balance sheet. The terms of these leases range from 3 to 30 years. As of June 30, 2001, there were approximately 923 leases held by these leasing subsidiaries. The aggregate minimum annual lease payments for all of these leases is estimated to be approximately $20,000,000 in fiscal 2002 and approximately $90,000,000 for all fiscal years subsequent to June 30, 2001.

  Various claims and lawsuits arise in the normal course of business. It is the Company's practice to vigorously defend all actions. Although the amount of liability as of June 30, 2001 with respect to all claims and lawsuits cannot be ascertained, in the opinion of management, the resulting liability, if any, will not materially affect the Company's results of operations or financial position.

Note 8:  Trademarks

  The Company currently owns an undivided 60% interest in the domestic and international BLIMPIE trademarks. The remaining 40% interest in those trademark rights is owned by Metropolitan Blimpie, Inc. ("MBI"), an unrelated company. Through various agreements that the Company has entered into with MBI, the trademark rights are shared by both MBI and the Company. Both companies have the exclusive rights to the trademarks in certain domestic territories, and for the remaining domestic territories, the Company has licensed the rights to the trademarks from MBI in exchange for a licensing fee generally equal to 30% of the revenues, after deducting direct expenses incurred by the Company in the territories.

  The territories for which the Company has licensed the right to distribute the BLIMPIE trademarks and license the BLIMPIE Marketing System from MBI include:
Alaska, Arkansas, Northern California, Colorado, Hawaii, Iowa, Kansas, Missouri, Nebraska, Nevada, North Dakota, Oklahoma, South Dakota, and all territories outside of the United States.

  The domestic territories in which MBI has retained the right to distribute the BLIMPIE trademarks and license the BLIMPIE Marketing System (the "MBI Territories") include Delaware, Maryland, New Jersey (except for portions of the northeastern section of the State), the counties of New York, Queens, Kings, Richmond, Rockland, Bronx and Westchester in New York, Pennsylvania (from the eastern border westward to and including Harrisburg), Virginia and Washington, D.C.

  The agreement with MBI with respect to the licensing of the BLIMPIE trademarks and the BLIMPIE marketing system outside of the United States provides for automatic annual renewals until July 2090, provided that the Company makes all payments due to MBI, subject to a minimum annual payment of $100,000. The payments made to MBI under this arrangement were $627,000 in 2001, $700,000 in 2000, and $778,000 in 1999.

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

  On October 1, 1995, the Company entered into an agreement to settle a trademark infringement proceeding which it commenced in Canada against an unaffiliated party ("claimant") who had filed trademark registration documents seeking Canadian trademark protection for the name "Blimpie" prior to the time the Company made such filings in Canada. Pursuant to the agreement, the Company acquired all rights held by the claimant in said Canadian trademark registration in consideration for the payment of $40,000 and an agreement to issue 125,000 unregistered shares of the Company's common stock at the rate of 25,000 shares per year. As of June 30, 2001, all 125,000 shares of common stock had been issued to the claimant.

Note 9: Related Party Transactions

  The Company had numerous transactions which result from written agreements between the Company and subfranchisors who are related parties. The following is a summary of the types of transactions and revenue or expense recognized related to these transactions for the years ended June 30:

                                           Revenue or Expense
        Related Party                          Recognized                       2001              2000              1999
----------------------------------     ----------------------------     ---------------     -------------     -------------
Georgia Enterprises, Inc., a           Revenue derived from area             $2,490,000        $2,511,000        $2,514,000
 corporation partially owned by        Fees paid to subfranchisor             1,155,000         1,162,000         1,155,000
 two officers of the Company

Llewellyn Distributors, Inc.,          Revenue derived from area                562,000           587,000           525,000
 a corporation partially owned         Fees paid to subfranchisor               273,000           280,000           305,000
 by an officer of the Company

International Southwest Blimpie,       Revenue derived from area                      -                 -           123,000
 Inc., a corporation principally       Fees paid to subfranchisor                     -                 -            53,000
 owned and controlled by an
 officer of the Company

Manhattan Maui, Inc. a                 Revenue derived from area                472,000           156,000                 -
 corporation partially owned           Fees paid to subfranchisor                     -             8,000                 -
 by an officer of the Company

  In November 1998, International Southwest Blimpie, Inc. was sold to a party unrelated to the Company. No additional revenue or expenses are expected to be earned or paid to this officer related to this territory subsequent to November 15, 1998.

  The Company has subscriptions receivable from an officer of the Company totaling $57,000 at June 30, 2001 and $60,000 at June 30, 2000 related to a purchase of shares of the Company's common stock in fiscal 1992. Such receivable bears interest at the rate of 5% per annum, payable quarterly. Interest income of $4,000, $4,000, and $9,000 was recognized by the Company for the years ended June 30, 2001, 2000, and 1999, respectively.

  The Company has a note receivable from an officer of the Company due in semi-monthly installments including interest of 8% per annum through April, 2015 (see
Note 4). Such note receivable was $46,000 and $48,000 at June 30, 2001 and 2000, respectively.

  The Company pays rent based on use of an apartment in New York City, which is owned by an officer/employee of the Company. Rental expense of $17,000, $13,000, and $11,000 was recognized for the years ended June 30, 2001, 2000, and 1999, respectively.

  In April 2001, the Company assigned certain key man insurance policies to three officers of the Company. The aggregate cash surrender value of these policies of approximately $477,000 was expensed as bonuses to the three officers and was recorded in selling, general and administrative expenses in the year ended June 30, 2001.

Note 10: Stock Options and Warrants

  The Company has established an Omnibus Stock Incentive Plan ("the Plan") which permits the Company to award various forms of incentive compensation. Through June 30, 2001, the Company has issued incentive and nonstatutory stock options and stock grants under the Plan. A maximum of 1,293,700 shares may be issued under the Plan. The options are exercisable at the fair market value on the date of grant. The options and stock grants generally provide for vesting at the rate of 20% per annum and expire from five to ten years after issuance. In connection with the issuance of the stock grants, the Company recognized compensation expense of $3,000 in 2001, $6,000 in 2000, and $14,000 in 1999.

 Option activity under the Plan is as follows:


                                                                                     Weighted
                                                                                     Average
                                                                 Number of           Exercise
                                                                  Options             Price
                                                              --------------      ---------------
     Outstanding at July 1, 1998                                     380,400                $6.11
        Granted                                                      509,000                 2.74
        Exercised                                                          -                    -
        Canceled                                                    (136,400)                5.91
                                                           -----------------
     Outstanding at June 30, 1999                                    753,000                 3.87
        Granted                                                      130,000                 2.69
        Exercised                                                          -                    -
        Canceled                                                     (90,500)                3.51
                                                           -----------------
     Outstanding at June 30, 2000                                    792,500                 3.71
        Granted                                                      160,500                 1.48
        Exercised                                                          -                    -
        Canceled                                                     (15,000)                4.40
                                                           -----------------
     Outstanding at June 30, 2001                                    938,000                $3.32
                                                           =================

     Options exercisable at June 30, 1999                            249,300                $4.82
     Options exercisable at June 30, 2000                            378,800                $4.36
     Options exercisable at June 30, 2001                            639,600                $3.73

  The following table summarizes information concerning options outstanding and exercisable under the Plan at June 30, 2001:

                                            Options Outstanding                                Options Exercisable
                       -----------------------------------------------------------   -------------------------------------
                                                  Weighted
                                                   Average             Weighted                               Weighted
     Range of                                     Remaining             Average                                Average
     Exercise                 Number             Contractual           Exercise             Number            Exercise
      Prices               Outstanding              Life                 Price           Exercisable            Price
-----------------      -----------------   -------------------   -----------------   -----------------   -----------------
$1.380 - $  2.690             427,500               8.35                $ 2.11              246,800               $ 2.13
$3.030 - $  3.680             294,000               6.95                  3.04              176,900                 3.04
$5.500 - $ 14.750             216,500               0.76                  6.11              215,900                 6.12
                       --------------                                                --------------
                              938,000               6.16                  3.32              639,600                 3.73
                       ==============                                                ==============

  The Company has issued common stock purchase warrants and stock options to various entities in consideration of services provided to the Company. None of these securities have been exercised as of June 30, 2001. The following table summarizes information concerning common stock purchase warrants and options held by non-employees as of June 30, 2001:

                                                             Number of               Exercise           Expiration
Security Holder                                           Warrants/Options             Price               Date
---------------                                           ----------------      -----------------   -----------------
Unaffiliated design firm                                       50,000                 $4.39             Dec. 2002
Minority shareholder of majority-owned
  subsidiary                                                   50,000                  4.75             Oct. 2002

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999: risk-free interest rates of approximately 6.0%; dividend yield of $0.07 per share; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of 4.5 years. The weighted-average fair value of options granted under the Plan was $0.47, $1.13, and $1.17 for fiscal 2001, 2000, and 1999, respectively.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, assuming SFAS 123 had been adopted, is as follows:

                                                                         2001                 2000              1999
                                                                    -------------         ------------     ---------------
Income before cumulative effect of change in                           $  74,000           $1,095,000          $1,156,000
  accounting principle
Pro forma (loss) income before cumulative effect of                     (190,000)             811,000             827,000
 change in accounting principle
Pro forma (loss) income per share before cumulative
 effect of change in accounting principle:
  Basic and diluted                                                    $   (0.02)          $     0.09          $     0.09

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

Note 12: Employee Benefit Plan

  The Company maintains a 401(k) Profit Sharing Plan (the "Plan") available to substantially all employees. Under the Plan, the Company can elect to make matching contributions of up to 100% of the elective deferral contributions. During each of the three years in the period ended June 30, 2001, the Company made matching contributions of 20% of the elective deferral contributions. The matching contributions charged to earnings were $67,000, $76,000, and $66,000 for fiscal 2001, 2000 and 1999, respectively. At June 30, 2001 and 2000, the Plan held approximately 101,000 and 47,000 shares, respectively, of the Company's common stock with a fair value of approximately $174,000 and $85,000, respectively. The Plan received approximately $4,800, $2,200 and $300 in dividends on Company shares in fiscal 2001, 2000 and 1999, respectively.

Note 13: Business Segment Information

  The Company's separately identifiable segments relate to: franchise operations, store design services and equipment sales, and restaurant operations of the Company-owned restaurants.

  During 1996, the Company began operations outside of the United States. As of June 30, 2001, the Company has master licenses operating in Argentina, Bahrain, Canada, Cyprus, Dominican Republic, Great Britain, Greece, Guam, Kuwait, Mexico (primarily states in the northeastern and northwestern parts of the country), Northern Ireland, Oman, Panama, Poland, Portugal, Puerto Rico, Qatar, The Republic of Ireland, Romania, Saipan, Saudi Arabia, South Africa, United Arab Emirates, Uruguay, and Venezuela. Franchisees are operating in the following countries: Argentina, Aruba, Canada, Cyprus, Dominican

Republic, Great Britain, Guam, Lebanon, Mexico, Panama, Poland, Puerto Rico, Saudi Arabia, South Africa, and Venezuela. There were no capital expenditures outside of the United States in 2001, 2000, or 1999.

 Financial information by identifiable segments is as follows for the years ended June 30:

                                                                                                    Depreciation
                                                            Operating           Identifiable            and
2001                                     Revenue          (Loss) Income            Assets           Amortization
                                 -----------------   ------------------    -----------------   -----------------
Franchise operations:
  United States                        $23,448,000          $ 2,318,000          $23,031,000            $729,000
  International                            596,000             (248,000)           1,569,000             107,000
Equipment and design                     5,018,000             (190,000)           1,595,000              36,000
Company restaurants                      1,672,000           (2,075,000)             328,000             121,000
                                 -----------------   ------------------    -----------------   -----------------
                                       $30,734,000          $  (195,000)         $26,523,000            $993,000
                                 =================   ==================    =================   =================
2000
Franchise operations:
  United States                        $23,337,000          $ 2,584,000          $21,815,000            $726,000
  International                            415,000             (547,000)           1,556,000             105,000
Equipment and design                     6,407,000               44,000            2,531,000              50,000
Company restaurants                        858,000             (553,000)           1,158,000              60,000
                                 -----------------   ------------------    -----------------   -----------------
                                       $31,017,000          $ 1,528,000          $27,060,000            $941,000
                                 =================   ==================    =================   =================
1999
Franchise operations:
  United States                        $23,043,000          $ 1,577,000          $24,448,000            $674,000
  International                            760,000             (394,000)           1,454,000             101,000
Equipment and design                     9,409,000              (46,000)           2,127,000              56,000
Company restaurant                         338,000               (4,000)             229,000              15,000
                                 -----------------   ------------------    -----------------   -----------------
                                       $33,550,000          $ 1,133,000          $28,258,000            $846,000
                                 =================   ==================    =================   =================

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

  The number of franchised BLIMPIE restaurants open as of June 30, 2001, 2000, and 1999 were 1,955 (1,894 United States, 61 International), 1,990 (1,933 United States, 57 International), and 2,097 (2,040 United States, 57 International), respectively. There were eight PASTA CENTRAL locations co-branded with BLIMPIE locations as of June 30, 2001, five as of June 30, 2000 and three as of June 30, 1999.

There were 15 MAUI TACOS restaurants operating as of June 30, 2001, 13 of which were franchised and two of which the Company had full or partial ownership. There were eight MAUI TACOS restaurants operating as of June 30, 2000, five of which were franchised and three of which the Company had full or partial ownership. There was one Company-owned MAUI TACOS restaurant operating as of June 30, 1999. There were 80 SMOOTHIE ISLAND locations co-branded with either a BLIMPIE or MAUI TACOS restaurant as of June 30, 2001, 50 as of June 30, 2000, and 30 as of June 30, 1999. There were three Company-owned SMOOTHIE ISLAND JUICE BAR locations operating as of June 30, 2000, all of which were closed or sold in fiscal 2001.

 The following is a summary of the deferred franchise revenues and costs.


                                                                                           Number
                                                      Revenues            Costs           of Units
                                                 ---------------    ---------------    ------------
   Balance June 30, 1998                             $ 2,905,000        $ 2,224,000             515
   Franchises awarded                                  2,209,000          1,221,000             311
   Revenue recognized                                 (2,592,000)        (1,888,000)           (470)
                                                 ---------------    ---------------    ------------
   Balance June 30, 1999                               2,522,000          1,557,000             356
   Franchises awarded                                  1,319,000            758,000             236
   Revenue recognized                                 (1,939,000)        (1,153,000)           (316)
                                                 ---------------    ---------------    ------------
   Balance June 30, 2000                               1,902,000          1,162,000             276
   Franchises awarded                                  1,333,000            702,000             257
   Revenue recognized                                 (1,863,000)        (1,057,000)           (313)
                                                 ---------------    ---------------    ------------
   Balance June 30, 2001                             $ 1,372,000        $   807,000             220
                                                 ===============    ===============    ============

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

Subfranchisor and Master Licensor Fees

  The subfranchisor and master licensor fee ranges from $10,000 to $575,000. These fees typically are established by calculating the population of the area of the subfranchisor or master licensor and multiplying the population by $0.10 for the United States and $0.01 to $0.10 for International. Subfranchisors and master licensors in operation as of June 30, 2001, 2000 and 1999 were 102 (84 United States, 18 International), 107 (85 United States, 22 International) and 106 (85 United States, 21 International), respectively. During the year ended June 30, 1995, the Company implemented new subfranchisor agreements that provide for annual renewals. Pursuant to the new form of agreement, the Company sells a territory to a subfranchisor or master licensor for a one-year period, followed by four to ten renewal terms, all but the last of which are annual in duration. If the subfranchisor or master licensor has met all terms and conditions of the subfranchise or master license agreement during the initial one year term and each of the one year renewal terms, a right is granted during the final renewal term upon payment of the fee set forth in the agreement such that the entire term of the agreement is 50 to 60 years.

  Effective July 1, 1999, the Company changed its accounting policy related to the recognition of subfranchisor and master licensor fees (see Note 2). This change was accounted for as a cumulative effect adjustment in fiscal 1999, as reflected in the table below. The following is a summary of the remaining deferred subfranchisor fees:

                                                                         Revenues                  Costs
                                                                   ------------------       -----------------
                  Balance June 30, 1998                                   $    55,000
                  Cumulative effect of accounting change                    6,840,000              $1,652,000
                  Sales of subfranchises and
                      master licenses                                         805,000                 133,000
                  Revenue recognized                                       (1,437,000)               (267,000)
                                                                   ------------------       -----------------
                  Balance June 30, 1999                                     6,263,000               1,518,000
                  Sales of subfranchises and
                      master licenses                                         891,000                  62,000
                  Revenue recognized                                       (1,565,000)               (302,000)
                                                                   ------------------       -----------------
                  Balance June 30, 2000                                     5,589,000               1,278,000
                  Sales of subfranchises and
                      master licenses                                         452,000                  34,000
                  Revenue recognized                                       (1,472,000)               (265,000)
                                                                   ------------------       -----------------
                  Balance June 30, 2001                                   $ 4,569,000              $1,047,000
                                                                   ==================       =================

Note 15: Earnings Per Share

  Earnings per share on a basic and diluted basis is calculated as follows:

                                                                 2001                2000                1999
                                                         ------------------   -----------------   -----------------
Income before cumulative effect of change
  in accounting principle                                        $   74,000          $1,095,000          $1,156,000
                                                         ==================   =================   =================
Calculation of weighted average shares
  outstanding plus assumed exercises:
    Weighted average basic shares outstanding                     9,269,000           9,446,000           9,467,000
    Effect of dilutive employee stock options                        11,000               7,000               5,000
                                                         ------------------   -----------------   -----------------
    Weighted average diluted shares outstanding                   9,280,000           9,453,000           9,472,000
                                                         ==================   =================   =================

Basic earnings per share before cumulative effect
  of change in accounting principle                              $     0.01          $     0.12          $     0.12
                                                         ==================   =================   =================
Diluted earnings per share before cumulative effect
  of change in accounting principle                              $     0.01          $     0.12          $     0.12
                                                         ==================   =================   =================

  Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per share before cumulative effect of change in accounting principle because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidilutive: fiscal 2001 - 798,000 shares at prices ranging from $1.64 to $14.75, fiscal 2000 - 603,000 shares at prices ranging from $2.69 to $14.75, and fiscal 1999 - 590,000 shares at prices ranging from $3.03 to $14.75.

Note 16: Quarterly Information (Unaudited)

  The following table sets forth a summary of the unaudited quarterly results of operations for the twelve month periods ended June 30, 2001 and June 30, 2000.

                                                             Quarter
                         -----------------------------------------------------------------------------
2001                            First              Second               Third              Fourth                Total
                         -----------------   -----------------   -----------------   -----------------    -----------------
Total revenues                  $8,179,000          $7,537,000          $7,211,000          $7,807,000          $30,734,000
Gross profit                     3,074,000           2,951,000           2,785,000           2,202,000           11,012,000
Net income (loss)                  160,000             196,000             195,000            (477,000)              74,000
Earnings (loss) per share:
 Basic and diluted              $     0.02          $     0.02          $     0.02          $    (0.05)         $      0.01

2000
Total revenues                  $8,402,000          $7,191,000          $7,249,000          $8,175,000          $31,017,000
Gross profit                     3,355,000           3,286,000           3,047,000           3,134,000           12,822,000
Net income                         283,000             466,000             263,000              83,000            1,095,000
Earnings per share:
 Basic and diluted              $     0.03          $     0.05          $     0.03          $     0.01          $      0.12

  The fourth quarter of fiscal 2001 included provisions, net of tax, of approximately $305,000 related to the distribution of the cash surrender value of life insurance to three of the Company's executives, $225,000 related to additional trademark license fees due to MBI, and $592,000 for losses incurred or accrued for the sales or closings of the six SMOOTHIE ISLAND JUICE BAR locations in Houston, Texas and the MAUI TACOS location in New York City.

Note 17: Subsequent Event

  On October 5, 2001, the Company entered into an agreement and plan of merger (the "Agreement") with an investor group headed by Jeffrey Endervelt (the "Endervelt Group"), one of its subfranchisors. Pursuant to the Agreement, Mr. Endervelt's company, Sandwich Acquisition Corporation ("SAC"), will merge with and into the Company, and the Company will be the surviving corporation.

  In the merger, the Endervelt Group will acquire all of the outstanding common stock of the Company at a price of $2.80 per share, or approximately $25,800,000. The transaction, which is expected to close during the first quarter of calendar 2002, is subject to the approval of the Company's shareholders.

  In connection with the merger agreement, five members of the Company's senior management, who currently own approximately 58% of the Company's outstanding shares, entered into a voting agreement with SAC. In accordance with the voting agreement, those officers have agreed to vote their shares in favor of the Agreement, and have granted to SAC a proxy to vote their shares in favor of the transaction. Those officers may terminate the voting agreement and revoke their proxies if the Company's Board of Directors withdraws its recommendation of the merger in favor of a superior proposal, as defined in the merger agreement. Additionally, the Agreement provides that the Company will have the ability to conduct a market check for a 30-day period. The Agreement allows the Company to terminate the merger if the Board determines that it has received a superior proposal, which would require the payment by the Company of a break-up fee of $1.3 million plus up to $200,000 of expenses.

Blimpie International, Inc. and Subsidiaries
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYIING ACCOUNTS
(in thousands)
--------------------------------------------------------------------------------

                                   Column A      Column B     Column C         Column D       Column E
                                 ----------------------------------------------------------------------

                                  Balance at    Charged to    Charged to                     Balance at
                                  Beginning      Cost and       Other                          End of
Description                       of Period      Expenses      Account         Deductions      Period
Year ended June 30, 2001
  Accounts receivable             $     252     $    170     $    100 (1)     $      131     $     391
  Notes receivable                       82          137            8                 55           172

Year ended June 30, 2000
  Accounts receivable                   392            -          102 (1)            242           252
  Notes receivable                       81            6           21                 26            82

Year ended June 30, 1999
  Accounts receivable                   207          306            -                121           392
  Notes receivable                       65          101            -                 85            81

(1) Represents amounts recorded as receivables but fully reserved at inception due to collectibility concerns.