Form 10-Q
period 2001-09-30
BLIMPIE INTERNATIONAL INC
filed 2001-11-14
CIK 895477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

           [ X  ]  Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2001

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

                                 (212) 673-5900
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                ----      ----

There were 9,163,659 shares of the registrant's common stock outstanding as of November 9, 2001.

                          Blimpie International, Inc.

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001


                               Table of Contents



                                                                                                  Page Number
                                                                                                -------------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets - September 30, 2001
                 and June 30, 2001                                                                          3

                 Condensed Consolidated Statements of Income - Three
                 Months Ended September 30, 2001 and 2000                                                   4

                 Condensed Consolidated Statements of Cash Flows - Three
                 Months Ended September 30, 2001 and 2000                                                   5

                 Notes to Condensed Consolidated Financial Statements                                       6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                        9

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                                          12

SIGNATURES                                                                                                 13

                                                  PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30                     June 30
(in thousands, except for per share amounts)                2001                           2001
                                                        -------------                  -------------
                                                         (Unaudited)                       (Note)
Assets
Current assets:
 Cash and cash equivalents                                 $ 8,789                        $ 9,492
 Investments                                                   638                            687
 Accounts receivable, net                                    2,271                          2,596
 Prepaid expenses and other current assets                     960                            732
 Deferred income taxes                                         328                            328
 Current portion of notes receivable                           468                            586
                                                           -------                        -------
Total current assets                                        13,454                         14,421
Property and equipment, net                                  1,322                          1,441
Other assets:
 Notes receivable less current portion, net                    630                            646
 Investments                                                 1,044                          1,018
 Trademarks, net                                             7,965                          8,018
 Deferred income taxes                                         879                            879
 Other                                                          96                            100
                                                           -------                        -------
Total other assets                                          10,614                         10,661
                                                           -------                        -------
                                                           $25,390                        $26,523
                                                           =======                        =======
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and other current liabilities            $ 3,366                        $ 4,434
 Customer equipment deposits                                   167                            363
                                                           -------                        -------
Total current liabilities                                    3,533                          4,797
Deferred revenue, net                                        3,816                          4,087
Shareholders' equity:
 Common stock, $.01 par value                                   96                             96
 Additional paid-in capital                                  9,032                          9,031
 Retained earnings                                           9,922                          9,499
 Net unrealized gain on marketable securities                   72                             95
                                                           -------                        -------
                                                            19,122                         18,721
 Treasury stock                                             (1,025)                        (1,025)
 Subscriptions receivable                                      (56)                           (57)
                                                           -------                        -------
Total shareholders' equity                                  18,041                         17,639
                                                           -------                        -------
                                                           $25,390                        $26,523
                                                           =======                        =======

Note: The condensed consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements of the Company at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Three months ended
                                                                       September 30
(in thousands, except for per share amounts)                2001                           2000
                                                        -------------                  -------------
Revenues
 Continuing fees                                           $ 4,677                        $ 5,204
 Subfranchisor fees, master license fees
  and sale of franchises                                       869                          1,044
 Store equipment sales                                       1,676                          1,254
 License fees and other income                                 175                            200
 Company restaurant sales                                      172                            477
                                                           -------                        -------
                                                             7,569                          8,179
Expenses
 Subfranchisors' share of franchise
  and continuing fees                                        2,666                          3,150
 Store equipment cost of sales                               1,414                          1,103
 Selling, general and administrative expenses                2,675                          2,903
 Company restaurant operations                                 232                            852
                                                           -------                        -------
                                                             6,987                          8,008
                                                           -------                        -------
Operating income                                               582                            171
Interest income                                                127                            169
                                                           -------                        -------

Income before income taxes                                     709                            340
Income taxes                                                   286                            180
                                                           -------                        -------

Net income                                                 $   423                        $   160
                                                           =======                        =======

Basic and diluted earnings per share                       $  0.05                        $  0.02
                                                           =======                        =======

Weighted average basic shares outstanding                    9,164                          9,339
                                                           =======                        =======
Weighted average diluted shares outstanding                  9,187                          9,339
                                                           =======                        =======

Dividends declared per share                               $     -                        $ 0.035
                                                           =======                        =======

See notes to condensed consolidated financial statements.

                 BLIMPIE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three months ended
                                                                       September 30
(in thousands)                                              2001                           2000
                                                        -------------                  -------------
Cash Flows From Operating Activities
 Net income                                                $   423                        $   160
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                               227                            262
   Incentive stock granted                                       1                              2
   Changes in operating assets and liabilities:
    Accounts receivable, net                                   325                           (992)
    Prepaid expenses and other current assets                 (228)                           120
    Other assets                                                 4                            134
    Notes receivable                                           134                             35
    Accounts payable and other current liabilities          (1,264)                           229
    Deferred revenue, net                                     (271)                          (243)
                                                           -------                        -------
     Net cash used in operating activities                    (649)                          (293)

Cash Flows From Investing Activities
 Reinvested dividends of available-for-sale securities           -                            (36)
 Purchase of trademarks                                        (26)                           (47)
 Purchases of property and equipment                           (29)                          (317)
                                                           -------                        -------
     Net cash used in investing activities                     (55)                          (400)

Cash Flows From Financing Activities
 Purchases of treasury stock                                     -                            (60)
 Collections on subscriptions receivable                         1                              -
                                                           -------                        -------
     Net cash provided by (used in) financing activities         1                            (60)
                                                           -------                        -------

Net decrease in cash and cash equivalents                     (703)                          (753)
Cash and cash equivalents at beginning of period             9,492                          8,272
                                                           -------                        -------
Cash and cash equivalents at end of period                 $ 8,789                        $ 7,519
                                                           =======                        =======

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2001 (Unaudited)

Note 1: Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and should be read in conjunction with the Company's June 30, 2001 Annual Report on Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2001 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. Historically, revenues from continuing fees are highest in the Company's first and fourth fiscal quarters, and decrease in the second and third fiscal quarters, due to seasonal factors.

Note 2: Earnings per Share
Earnings per share on a basic and diluted basis is calculated as follows:

                                                       Three months ended
                                                           September 30
(in thousands, except per share amounts)                 2001       2000
                                                      --------   --------
Net income                                              $  423     $  160
                                                      ========   ========

Calculation of weighted average shares
   outstanding plus assumed conversions:
      Weighted average basic shares outstanding          9,164      9,339
      Effect of dilutive employee stock options             23          -
                                                      --------   --------
      Weighted average diluted shares outstanding        9,187      9,339
                                                      ========   ========
Basic earnings per share                                $ 0.05     $ 0.02
                                                      ========   ========
Diluted earnings per share                              $ 0.05     $ 0.02
                                                      ========   ========

Note 3: Comprehensive Income
Comprehensive income consists of the following:

                                                              Three months ended
                                                                 September 30
(in thousands)                                                  2001              2000
                                                      --------------    --------------

Net income                                                     $ 423             $ 160
Net unrealized gain (loss) on
   marketable securities                                         (23)               65
                                                      --------------    --------------
Comprehensive income                                           $ 400             $ 225
                                                      ==============    ==============

Note 4: Segment Information
Interim financial information by identifiable segments is as follows:

(in thousands)
                                                                             Operating
Three Months Ended                                                             Income
September 30, 2001                                          Revenue            (Loss)
                                                       ---------------   ---------------
Franchise operations:
  United States                                                 $5,667             $ 667
  International                                                     48              (102)
Equipment and design                                             1,682                77
Company restaurants                                                172               (60)
                                                       ---------------   ---------------
                                                                $7,569               582
                                                       ===============
Interest income                                                                      127
                                                                         ---------------
Income before income taxes                                                         $ 709
                                                                         ===============

Three Months Ended
September 30, 2000
Franchise operations:
  United States                                                 $6,302             $ 621
  International                                                    135               (43)
Equipment and design                                             1,265               (32)
Company restaurant                                                 477              (375)
                                                       ---------------   ---------------
                                                                $8,179               171
                                                       ===============
Interest income                                                                      169
                                                                         ---------------
Income before income taxes                                                         $ 340
                                                                         ===============

Note 5: Subsequent Event

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

In connection with the merger agreement, five members of the Company's senior management, who currently own approximately 58% of the Company's outstanding shares, entered into a voting agreement with SAC. In accordance with the voting agreement, those officers have agreed to vote their shares in favor of the Agreement, and have granted to SAC a proxy to vote their shares in favor of the transaction. Those officers may terminate the voting agreement and revoke their proxies if the Company's Board of Directors withdraws its recommendation of the merger in favor of a superior proposal, as defined in the merger agreement. Additionally, the Agreement provides that the Company had the ability to conduct a market check for a 30-day period, which is now expired. The Agreement allows the Company to terminate the merger if the Board determines that it has received a superior proposal, which would require the payment by the Company of a break-up fee of $1.3 million plus up to $200,000 of expenses. To date, no competing proposals have been received from other parties.

The Company has incurred additional legal, accounting and consulting fees in connection with the merger activities described above. Such fees were approximately $275,000 as of September 30, 2001, and management anticipates that they will exceed $600,000 by December 31, 2001. These additional costs are included in prepaid expenses and other current assets in the accompanying September 30, 2001 balance sheet. If the merger is not completed as planned, these fees will be expensed to operations immediately upon termination of the merger process.

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

Overview

     During fiscal 2001, we focused on reducing the losses we were incurring in unprofitable operations. We reduced our staffing and office space for Maui Tacos and sold or closed most of the Company-owned restaurants that we were operating. These actions contributed to a loss for the fourth quarter of fiscal 2001, but enabled us to begin fiscal 2002 as a leaner, more profitable company than we were in recent years.

     Net income for the first quarter of fiscal 2002 was $423,000, or 164.4% greater than the $160,000 achieved in the first quarter of fiscal 2001. Although revenues decreased 7.5% from the prior year quarter, profitability increased due to smaller losses from Company-owned restaurants, lower selling, general and administrative expenses and a lower effective income tax rate.

     We anticipate that we will continue to enjoy lower selling, general and administrative expenses, a lower effective income tax rate, and smaller losses from Company-owned restaurants through the remainder of fiscal 2002. We now must turn our focus to reversing the negative trend in revenues by increasing sales volumes in our franchised restaurants, thereby increasing our continuing fee revenues.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

     Our continuing fees derived from franchises decreased 10.1% to $4,677,000 in the three months ended September 30, 2001 from $5,204,000 in the three months ended September 30, 2000. This decrease was due primarily to a 7.6% decrease in same store sales for BLIMPIE Subs & Salads traditional locations. Although we can not state the reason for this decrease with any degree of certainty, we believe it is attributable to a reduction in consumer spending activities occasioned by the overall slowdown of the US economy, and also to a 2.2% decrease in the number of open outlets. During the quarter, BLIMPIE Subs & Salads opened 52 locations and closed 61 locations.

     Subfranchisor fees, master license fees and fees from the sales and resales of franchises decreased 16.8% to $869,000 in the three months ended September 30, 2001 from $1,044,000 in the three months ended September 30, 2000. The following table summarizes the components of these fees for the three months ended September 30, 2001 and 2000:

                                                         Three Months Ended September 30,
                                                              2001            2000               Change
                                                        -----------------------------------------------

Amortization of deferred subfranchise
  and master license fees                                   $344,000        $  385,000           -10.6%
Franchise fees                                               385,000           529,000           -27.2%
Resale and other fees                                        140,000           130,000             7.7%
                                                        ----------------------------------------------
   Total                                                    $869,000        $1,044,000           -16.8%
                                                        ==============================================

     The amortization of deferred subfranchise and master license fees for the three months ended September 30, 2001 was 10.6% lower than the amortization for the same three months of the prior fiscal year, due primarily to certain deferred amounts becoming fully amortized. Revenues from sales of franchises decreased 27.2% in the three months ended September 30, 2001 from the three months ended September 30, 2000 due primarily to a decrease in the revenue per outlet and a decrease in the recognition of franchise fees for franchises sold but not opened after two years. Resale and other fees increased 7.7% in the three months ended September 30, 2001.

     Store equipment sales increased 33.7% to $1,676,000 in the three months ended September 30, 2001 from $1,254,000 in the three months ended September 30, 2000. This increase was due to incremental sales from new equipment sold to existing stores for renovations undertaken in the quarter.

     License fees and other income for the three months ended September 30, 2001 decreased 12.5% to $175,000 from $200,000 in the three months ended September 30, 2000. This decrease was due to lower license fees from the sale of Blimpie branded products.

     Company restaurant sales decreased 63.9% to $172,000 in the three months ended September 30, 2001 from $477,000 in the three months ended September 30, 2000. This decrease was due to the reduction in the number of outlets from eight in the prior year to two in the current year.

     The Subfranchisors' share of continuing and franchise fees decreased 15.4% to $2,666,000 in the three months ended September 30, 2001 from $3,150,000 in the three months ended September 30, 2000. This decrease was due to the decreases in the related revenues of 10.1% for continuing fees and 27.2% for franchise fees.

     Store equipment cost of sales increased 28.2% to $1,414,000 in the three months ended September 30, 2001 from $1,103,000 in the three months ended September 30, 2000. This increase was due to the 33.7% increase in store equipment sales, partially offset by an increase in the gross profit on those sales. The gross margin on store equipment sales increased to 15.6% in the three months ended September 30, 2001 from 12.0% in the three months ended September 30, 2000 due to a favorable product mix during the current year.

     Selling, general and administrative expense decreased 7.9% to $2,675,000 in the three months ended September 30, 2001 from $2,903,000 in the three months ended September 30, 2000. This decrease was due primarily to lower personnel and related costs resulting from staff and office space reductions during fiscal 2001.

     Company restaurant operations decreased 72.8% to $232,000 in the three months ended September 30, 2001 from $852,000 in the three months ended September 30, 2000. This decrease was due primarily to the sale or closing of the New York MAUI TACOS location and all of the SMOOTHIE ISLAND JUICE BAR locations, resulting in a 63.9% decrease in the related revenues.

     Interest income in the three months ended September 30, 2001 decreased by 24.9% to $127,000 from $169,000 in the three months ended September 30, 2000. This decrease resulted from lower average investments and notes receivable outstanding, as well as lower interest rates earned on investments.

     The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 40.3% in the three months ended September 30, 2001 and 52.9% in the three months ended September 30, 2000. The high effective rate in both periods was due to certain losses of our majority-owned subsidiary, Maui Tacos International, Inc. ("MTII"), which may not be deductible for tax purposes in fiscal 2001 and fiscal 2002. In fiscal 2002, overall profitability increased and the losses from MTII decreased, resulting in the nondeductible losses being a lower percentage of income before income taxes in the current year period, resulting in a lower effective income tax rate.

Liquidity and Capital Resources

     Our cash used in operating activities was $649,000 in the three months ended September 30, 2001 and $293,000 in the three months ended September 30, 2000. The increase in the use of cash is due primarily to decreases in accounts payable and other current liabilities and deferred revenues, and an increase in prepaid expenses and other current assets. These changes were partially offset by higher net income and a decrease in accounts receivable.

     Net cash used in investing activities was $55,000 in the three months ended September 30, 2001 and $400,000 in the three months ended September 30, 2000. The decrease in the use of cash is due primarily to lower purchases of property and equipment during the current year period.

     Net cash provided by financing activities was $1,000 in the three months ended September 30, 2001. Net cash used in financing activities was $60,000 in the three months ended September 30, 2000. The cash used in financing activities in the prior year period was due to purchases of treasury stock. Due to the pending merger described in Note 5 of the accompanying financial statements, we discontinued our share repurchase program.

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

                 None

             (b) No Current Reports on Form 8-K were filed by the Company during the quarter for which this report has been filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Blimpie International, Inc.
                                       (Registrant)



Dated:  November 13, 2001        By: /s/  Brian D. Lane
                                    -------------------
                                    Brian D. Lane
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)